Form 10-Q
period 2020-09-30
Generation Bio Co.
filed 2020-11-10
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2020 there were 46,516,475 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	the impact of the COVID-19 pandemic and our reponse to the pandemic;
●

our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;

●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for any product candidates we may develop;
●	the potential advantages of our non-viral gene therapy platform;
●	our estimates regarding the potential addressable patient populations for our programs;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
●	developments and expectations regarding developments and projections relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startup Act of 2012.

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

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$58,605	$15,076
Marketable securities	221,761	—
Tenant receivable	—	448
Prepaid expenses and other current assets	5,447	2,577
Restricted cash	—	55

Total current assets	285,813	18,156
Property and equipment, net	22,888	21,845
Restricted cash, noncurrent	2,052	2,052
Deferred offering costs	—	87
Other long-term assets	169	—

Total assets	$310,922	$42,140

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$418	$2,251
Accrued expenses and other current liabilities	8,745	6,907

Total current liabilities	9,163	9,158
Deferred rent, net of current portion	15,220	15,981

Total liabilities	24,383	25,139

Commitments and contingencies (Note 9)
Convertible preferred stock (Series A, B and C), $0.0001 par value; no shares and 26,425,664 shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares and 26,425,664 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	115,593
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 and no shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 and 46,750,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 46,516,475 and 6,976,077 shares issued at September 30, 2020 and December 31, 2019, respectively; 45,559,757 and 5,270,889 shares outstanding at September 30, 2020 and December 31, 2019, respectively	5	1
Additional paid-in capital	451,257	9,859
Accumulated other comprehensive income	26	—
Accumulated deficit	(164,749)	(108,452)

Total stockholders’ equity (deficit)	286,539	(98,592)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$310,922	$42,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$15,308	$13,447	$42,158	$37,403
General and administrative	5,661	2,886	14,611	8,741

Total operating expenses	20,969	16,333	56,769	46,144

Loss from operations	(20,969)	(16,333)	(56,769)	(46,144)
Other income (expense):
Interest income and other income (expense), net	120	205	472	890

Net loss and net loss attributable to common stockholders	$(20,849)	$(16,128)	$(56,297)	$(45,254)

Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(3.31)	$(2.68)	$(9.90)

Weighted average common shares outstanding, basic and diluted	45,468,838	4,866,830	21,011,439	4,571,641

Comprehensive loss:
Net loss	$(20,849)	$(16,128)	$(56,297)	$(45,254)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	30	(9)	26	11

Comprehensive loss	$(20,819)	$(16,137)	$(56,271)	$(45,243)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Series A, B and C Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	Three Months Ended September 30, 2020
Balances at June 30, 2020	—	$—	45,028,024	$5	$448,052	$(4)	$(143,900)	$304,153
Issuance of common stock upon exercise of stock options	—	—	279,379	—	1,044	—	—	1,044
Vesting of restricted common stock	—	—	252,354	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,161	—	—	2,161
Unrealized gains on marketable securities	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(20,849)	(20,849)

Balances at September 30, 2020	—	$—	45,559,757	$5	$451,257	$26	$(164,749)	$286,539

	Three Months Ended September 30, 2019
Balances at June 30, 2019	26,425,664	115,593	4,615,383	$1	$7,603	$11	$(76,261)	$(68,646)
Issuance of common stock for license	—	—	125,677	—	—	—	—	—
Vesting of restricted common stock	—	—	248,386	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,080	—	—	1,080
Unrealized losses on marketable securities	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(16,128)	(16,128)

Balances at September 30, 2019	26,425,664	$115,593	4,989,446	$1	$8,683	$2	$(92,389)	$(83,703)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	Nine Months Ended September 30, 2020
Balances at December 31, 2019	26,425,664	$115,593	5,270,889	$1	$9,859	$—	$(108,452)	$(98,592)
Issuance of Series C convertible preferred stock, net of issuance costs of $2,640	19,936,296	108,832	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon initial public offering	(46,361,960)	(224,425)	27,094,085	3	224,422	—	—	224,425
Issuance of common stock upon initial public offering, net of issuance costs of $3,185	—	—	12,105,263	1	210,714	—	—	210,715
Issuance of common stock upon exercise of stock options	—	—	319,642	—	1,229	—	—	1,229
Vesting of restricted common stock	—	—	769,878	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,033	—	—	5,033
Unrealized gains on marketable securities	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	(56,297)	(56,297)

Balances at September 30, 2020	—	$—	45,559,757	$5	$451,257	$26	$(164,749)	$286,539

	Nine Months Ended September 30, 2019
Balances at December 31, 2018	26,425,664	$115,593	4,054,475	$1	$5,552	$(9)	$(47,135)	$(41,591)
Issuance of common stock for license	—	—	125,677	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	14,861	—	9	—	—	9
Vesting of restricted common stock	—	—	794,433	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,122	—	—	3,122
Unrealized gains on marketable securities	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(45,254)	(45,254)

Balances at September 30, 2019	26,425,664	$115,593	4,989,446	$1	$8,683	$2	$(92,389)	$(83,703)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(56,297)	$(45,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,033	3,122
Depreciation and amortization expense	2,441	1,185
Amortization (accretion) of premium (discount) on marketable securities	88	(335)
Changes in operating assets and liabilities:
Tenant receivable	448	(1,297)
Prepaid expenses and other current assets	(2,870)	(1,078)
Other noncurrent assets	(169)	—
Accounts payable	(1,321)	(132)
Accrued expenses and other current liabilities	1,631	2,284
Deferred rent	(761)	12,966

Net cash used in operating activities	(51,777)	(28,539)

Cash flows from investing activities:
Purchases of property and equipment	(3,724)	(18,828)
Purchases of marketable securities	(221,823)	(20,789)
Sales and maturities of marketable securities	—	82,680

Net cash provided by (used in) investing activities	(225,547)	43,063

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs incurred and paid in current period	108,854	—
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions	213,900	—
Proceeds from exercise of stock options	1,229	9
Payment of initial public offering costs	(3,185)	—

Net cash provided by financing activities	320,798	9

Net increase in cash, cash equivalents and restricted cash	43,474	14,533
Cash, cash equivalents and restricted cash at beginning of period	17,183	9,466

Cash, cash equivalents and restricted cash at end of period	$60,657	$23,999

Supplemental disclosure of noncash investing and financing information:
Conversion of convertible preferred stock to common stock	$224,425	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$404	$895

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from the sales of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock, and most recently, with proceeds from the sale of common stock in the IPO completed in June 2020. The Company has incurred recurring losses, including net losses of $56.3 million for the nine months ended September 30, 2020 and $61.3 million for the year ended December 31, 2019. As of September 30, 2020, the Company had an accumulated deficit of $164.7 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 10, 2020, the issuance date of these interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.

The Company will need to obtain additional funding through public or private equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or strategic alliances or licensing arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or programs. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, pipeline expansion or commercialization efforts, which could adversely affect its business prospects. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations when needed or at all.

The accompanying consolidated financial statements reflect the operations of the Company and the Company’s wholly owned subsidiary, Generation Bio Securities Corporation. Intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(“GAAP”) in the United States of America. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and stock-based compensation expense. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Unaudited interim financial information

The balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Registration Statement on Form S-1 (File No. 333-238608) on file with SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019 have been made. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020 or any other period.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company maintains its cash equivalents in money market funds that invest in U.S. treasury securities. The Company’s marketable securities as of September 30, 2020 consisted of U.S government treasury securities, U.S. government agency bonds, commercial paper and corporate debt securities. The Company has adopted an investment policy that limits the amounts the Company may invest in the securities of single issuer with the exclusion of the U.S. government. The Company has not experienced any credit losses and does not believe that it is subject to significant credit risk.

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

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

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

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ASU 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating when to adopt the guidance and the impact the guidance will have on its consolidated financial statements.

3. Fair Value of Financial Assets

As of September 30, 2020, marketable securities by security type consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. treasury securities	$132,184	$16	$—	$132,200
U.S. government agency bonds	11,995	2	—	11,997
Commercial paper	59,891	—	—	59,891
Corporate debt securities	17,665	8	—	17,673

Totals	$221,735	$26	$—	$221,761

As of September 30, 2020, marketable securities consisted of investments that mature within one year. The Company did not have marketable securities at December 31, 2019.

The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within
Note 2, Summary of Significant Accounting Policies:

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$57,394	$—	$—	$57,394
Marketable securities:
U.S. treasury securities	—	132,200	—	132,200
U.S. government agency bonds	—	11,997	—	11,997
Commercial paper	—	59,891	—	59,891
Corporate debt securities	—	17,673	—	17,673

Totals	$57,394	$221,761	$—	$279,155

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$15,076	$—	$—	$15,076

Totals	$15,076	$—	$—	$15,076

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

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued employee compensation and benefits	$3,798	$3,255
Accrued external research and development expenses	2,037	1,344
Accrued professional fees	890	619
Deferred rent	1,380	1,370
Other	640	319

	$8,745	$6,907

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

6. Equity

As of September 30, 2020, the Company’s amended and restated certificate of incorporation authorizes the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

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

In May 2020 the Company’s board of directors adopted, and in June 2020 the Company’s stockholders approved, the 2020 Stock Incentive Plan (the “2020 Plan” and, together with the 2017 Plan the “Plans”), which became effective on June 11, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Upon effectiveness of the 2020 Plan, the number of shares of common stock reserved for issuance under the 2020 Plan was the sum of (1) 2,547,698 shares; plus (2) the number of shares (up to a maximum of 7,173,014 shares) as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan on June 11, 2020 and (y) the number of shares of common stock subject to outstanding awards granted under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on such date, and (ii) an amount determined by the board of directors. Upon the effectiveness of the 2020 Plan, the Company ceased granting additional awards under the 2017 Plan.

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

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

As of September 30, 2020, 2,640,244 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the nine months ended September 30, 2020, the Company granted service-based options to certain employees, directors and consultants for the purchase of 2,114,361 shares of common stock with a weighted average grant date fair value of $8.71 per share that vest over approximately four years.

During the nine months ended September 30, 2020, the Company granted performance-based options to certain employees, directors and consultants for the purchase of 717,154 shares of common stock with a weighted average grant date fair value of $3.26 per share that vest upon the achievement of specified milestones.

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

Stock-based compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development expenses	$1,204	$688	$2,967	$2,039
General and administrative expenses	957	392	2,066	1,083

	$2,161	$1,080	$5,033	$3,122

As of September 30, 2020, total unrecognized compensation cost related to unvested stock-based awards was $23.6 million, which is expected to be recognized over a weighted average period of 3.2 years. Additionally, as of September 30, 2020, the Company has unrecognized compensation cost related to unvested stock-based awards with performance-based vesting conditions for which performance has not been deemed probable of $2.3 million.

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Net Loss per Share

The following potential dilutive securities, presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	September 30,
	2020	2019
Convertible preferred stock (as converted to common stock)	—	14,961,027
Unvested restricted common stock	956,718	1,970,209
Stock options to purchase common stock	5,581,717	3,171,498

	6,538,435	20,102,734

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

Rent expense for the three months ended September 30, 2020 and 2019 was $1.8 million and $2.5 million, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 was $5.5 million and $6.0 million, respectively.

Future minimum lease payments as of September 30, 2020 are as follows:

Year Ending December 31,	(in thousands)
2020 (remaining 3 months)	$1,745
2021	7,053
2022	7,251
2023	7,441
2024	7,679
Thereafter	35,451

$66,620

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In September 2020, the Company adopted a match program for employee contributions to the 401(k) Plan up to a maximum of four percent of the employee’s salary for the year ended December 31, 2021.

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

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legal proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2020.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the nine months ended September 30, 2020, we reported net losses of $56.3 million, and for the year ended December 31, 2019, we reported net losses of $61.3 million. As of September 30, 2020, we had an accumulated deficit of $164.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

COVID-19

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization and to date, the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and are difficult to predict. We, our contract development and manufacturing organizations, or CDMOs, and our contract research organizations, or CROs, experienced temporary reductions in the capacity to undertake research-scale production and to execute some preclinical studies. While these operations have since normalized, we, together with our CDMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations.

We also plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our other business operations. In an effort to provide a safe work environment for our employees, we have, among other things, limited employees in our office and lab facilities to those where on-site presence is needed for their job activities, increased the cadence of sanitization of our office and lab facilities, implemented various social distancing measures in our office and labs including replacing all in-person meetings with virtual interactions, and are providing personal protective equipment for our employees present in our office and lab facilities. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

Components of Our Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs, which include:

•	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;

•	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants and contractors and CROs;

•

the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical studies, including under agreements with third parties, such as consultants and contractors and CDMOs;

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

Other income (expense)

Interest income and other income (expense), net

Interest income consists of interest earned on our invested cash balances. We expect our interest income to be lower in 2020 than 2019 as a result of lower interest rates.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$15,308	$13,447	$1,861
General and administrative	5,661	2,886	2,775

Total operating expenses	20,969	16,333	4,636

Loss from operations	(20,969)	(16,333)	(4,636)
Other income (expense):
Interest income and other income (expense), net	120	205	(85)

Net loss	$(20,849)	$(16,128)	$(4,721)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel-related	$4,434	$3,130	$1,304
Stock-based compensation	1,204	688	516
Preclinical and manufacturing	4,955	4,379	576
Facilities	2,355	3,144	(789)
Lab supplies	1,086	1,091	(5)
Consulting and professional services	356	349	7
Other	918	666	252

Total research and development expenses	$15,308	$13,447	$1,861

Research and development expenses were $15.3 million for the three months ended September 30, 2020 compared to $13.4 million for the three months ended September 30, 2019. The increases in personnel-related costs and stock-based compensation costs of $1.3 million and $0.5 million, respectively, were primarily due to increased headcount in our research and development function. The increase in preclinical and manufacturing expense of $0.6 million was due primarily to increased preclinical activities. The decrease in facility-related expenses of $0.8 million was primarily due to decreased rent expense.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel-related	$2,160	$1,143	$1,017
Stock-based compensation	957	392	565
Professional and consultant fees	1,905	872	1,033
Facilities	379	401	(22)
Other	260	78	182

Total general and administrative expenses	$5,661	$2,886	$2,775

General and administrative expenses were $5.7 million for the three months ended September 30, 2020 compared to $2.9 million for the three months ended September 30, 2019. The increases in personnel-related costs and stock-based compensation costs of $1.0 million and $0.6 million, respectively, were primarily a result of an increase in headcount in our general and administrative function. Professional and consultant fees increased by $1.0 million primarily due to professional fees relating to accounting, audit and legal services as well as costs associated with ongoing business activities and our preparations to operate as a public company.

Other income and expense, net

Other income and expense, net for the three months ended September 30, 2020 was $0.1 million compared to $0.2 million for the three months ended September 30, 2019. Other income consisted primarily of interest earned on invested cash balances.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$42,158	$37,403	$4,755
General and administrative	14,611	8,741	5,870

Total operating expenses	56,769	46,144	10,625

Loss from operations	(56,769)	(46,144)	(10,625)
Other income (expense):
Interest income and other income (expense), net	472	890	(418)

Net loss	$(56,297)	$(45,254)	$(11,043)

Research and development expenses The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019:
	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel-related	$12,546	$9,602	$2,944
Stock-based compensation	2,967	2,039	928
Preclinical and manufacturing	11,718	11,494	224
Facilities	7,099	7,024	75
Lab supplies	2,936	3,198	(262)
Consulting and professional services	2,494	1,760	734
Other	2,398	2,286	112

Total research and development expenses	$42,158	$37,403	$4,755

Research and development expenses were $42.2 million for the nine months ended September 30, 2020, compared to $37.4 million for the nine months ended September 30, 2019. The increases in personnel-related costs and stock-based compensation costs of
$2.9 million and 0.9 million, respectively, were primarily due to increased headcount in our research and development function. The increase in consulting and professional services of $0.7 million was primarily due to consulting services to develop and scale our manufacturing process.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel-related	$5,555	$3,121	$2,434
Stock-based compensation	2,066	1,083	983
Professional and consultant fees	5,293	2,974	2,319
Facilities	1,120	850	270
Other	577	713	(136)

Total general and administrative expenses	$14,611	$8,741	$5,870

General and administrative expenses were $14.6 million for the nine months ended September 30, 2020, compared to $8.7 million for the nine months ended September 30, 2019. The increases in personnel-related costs and stock-based compensation costs of $2.4 million and $1.0 million, respectively, were primarily a result of an increase in headcount in our general and administrative function.

Professional and consultant fees increased by $2.3 million primarily due to professional fees relating to accounting, audit and legal services as well as costs associated with ongoing business activities and our preparations to operate as a public company.

Other income and expense, net

Other income and expense, net for the nine months ended September 30, 2020 was $0.5 million compared to $0.9 million for the nine months ended September 30, 2019. Other income consisted primarily of interest earned on invested cash balances. The decrease in interest income from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 was primarily due to lower invested balances and lower interest rates during 2020.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sales of convertible preferred stock and, most recently, with proceeds from the sale of common stock in our IPO. On June 16, 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $280.4 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(51,777)	$(28,539)
Cash provided by (used in) investing activities	(225,547)	43,063
Cash provided by financing activities	320,798	9

Net increase in cash, cash equivalents and restricted cash	$43,474	$14,533

Operating activities

During the nine months ended September 30, 2020, operating activities used $51.8 million of cash, primarily resulting from our net loss of $56.3 million and changes in our operating assets and liabilities of $3.0 million, both partially offset by non-cash charges of $7.6 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $2.9 million increase in prepaid expenses and other current assets and a $0.8 million decrease in deferred rent, partially offset by a decrease of $0.4 million in tenant receivable.

During the nine months ended September 30, 2019, operating activities used $28.5 million of cash, primarily resulting from our net loss of $45.3 million, partially offset by non-cash charges of $4.0 million and cash provided by changes in our operating assets and liabilities of $12.7 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $13.0 million increase in deferred rent and a $2.2 million increase in accounts payable and accrued expenses and other current liabilities, both partially offset by an increase of $1.3 million in tenant receivable and $1.1 million in prepaid expenses and other current assets.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses in the periods were generally due to growth in our business and the timing of vendor invoicing and payments. Changes in deferred rent and tenant receivable primarily related to a tenant improvement allowance from our landlord.

Investing activities

During the nine months ended September 30, 2020, net cash used in investing activities was $225.5 million, due to the purchases of marketable securities and property and equipment during the period. During the nine months ended September 30, 2019, net cash provided by investing activities was $43.1 million, due primarily to net sales and maturities of marketable securities of $61.9 million, partially offset by the acquisition of property and equipment during the period of $18.8 million.

Property and equipment purchases during the nine months ended September 30, 2020 and 2019 were primarily related to leasehold improvements and lab equipment for our facility in Cambridge, Massachusetts.

Financing activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $320.8 million, consisting primarily of proceeds from our IPO of common stock of $213.9 million, net of underwriting discounts and commissions, and proceeds from the sale of our Series C preferred stock of $108.9 million, partially offset by the payment of $3.2 million of public offering costs. During the nine months ended September 30, 2019, net cash provided by financing activities was less than $0.1 million, consisting of proceeds from the exercise of common stock options.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2020, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 12, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

As of September 30, 2020, we had cash, cash equivalents, and marketable securities of $280.4 million, which consisted of cash, money market funds, U.S. government securities, commercial paper and corporate securities. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our investment portfolio. We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer, Treasurer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $61.3 million for the year ended December 31, 2019 and $56.3 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $164.7 million. To date, we have funded our operations with the proceeds from instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock and, most recently, from the sale of common stock in our initial public offering, or IPO. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $280.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Risks related to discovery and development

We are very early in our development efforts. We have not identified any product candidates for IND-enabling studies or clinical development and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

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

In addition, the clinical trial requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate may vary according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates, and even more so for product candidates intended to treat diseases for which there are approved therapies that may allow a normal life span as compared with those intended to treat serious and life threatening diseases for which there are no other treatment options available. Only a small number of non-viral gene therapies have successfully reached the clinical trial phase of development, limiting insight into the regulatory review process for this field of genetic medicine. Requirements by regulatory authorities for any product candidate we may develop may change in response to the availability of other therapies for the indication our product candidates are designed to treat or to issues observed in clinical trials of genetic medicines of other companies, even if using technology that differs from ours. We intend to pursue genetic medicine programs in both rare and prevalent diseases, some of which may have available approved therapies. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals in either the United States or the European Union for any product candidates we may develop or how long it will take to commercialize any product candidate that receives marketing approval.

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

Moreover, some of our in-licensed patent and other intellectual property rights are, and may in the future be, subject to third party interests such as co-ownership. If we choose not to or are unable to obtain an exclusive license to such third-party co-owners’ interest, in such patent and other intellectual property rights, such third-party co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. We or our licensors may need the cooperation of any such co-owners of our licensed patent and other intellectual property rights in order to enforce them against third parties, and such cooperation may not be provided to us or our licensors.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patent rights. We rely on our outside counsel and other professionals or our licensing partners to pay these fees due to the USPTO and non-U.S. government patent agencies. The USPTO and various non-U.S. government patent agencies also require compliance with several procedural, documentary and other similar provisions during the patent application process. We rely on our outside counsel and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Moreover, complications due to the COVID-19 pandemic may result in inadvertent lapse due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, or failure to timely and/or properly obtain signatures on necessary documents. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment, loss of priority or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

If one of our licensing partners, one of our co-owners, we or our licensor’s other licensees initiate legal proceedings against a third party to enforce a patent covering any of any product candidates we may develop or our technology, the defendant could counterclaim that the patent covering the product candidate or technology is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of utility, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, interference proceedings, derivation proceedings, post grant review, inter partes review and equivalent proceedings such as opposition, invalidation and revocation proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover any product candidates we may develop or our technology or prevent third parties from competing with any product candidates we may develop or our technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or technology. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The current presidential administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. On January 30, 2017, the president issued an executive order, applicable to all executive agencies, including the FDA, that required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that required the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management on February 2, 2017, the administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The current presidential administration has also taken executive actions to undermine or delay implementation of the PPACA. Since January 2017, the president has signed two executive orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. One executive order directs federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. The second executive order terminates the cost-sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in PPACA risk corridor payments to third-party payers who argued were owed to them. On April 27, 2020, that decision was reversed by the U.S. Supreme Court.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the executive branch have stated that they will address such costs through new legislative and administrative measures. More recently, President Trump has issued several executive orders that are intended to lower the costs of prescription drug products. These orders direct the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

To date, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, the Trump Administration’s 2021 budget proposal includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower cost generic drugs and biosimilars. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, is causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We and our CDMOs, and CROs, experienced a temporary reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and may face disruptions in the future that affect our ability to initiate and complete preclinical studies, and disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates we may develop, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the outbreak. We and our CROs and CDMOs may also face disruptions related to our future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

Our executive officers, directors and principal stockholders, in the aggregate, own shares representing more than 60% of our common stock as of October 31, 2020. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2020, we have 46,516,475 shares of common stock outstanding, which includes the 12,105,263 shares of common stock that we sold in our IPO. The remaining 34,411,212 shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the expiration of the applicable lock-up period on December 9, 2020. The representatives of the underwriters may release some or all of the shares of common stock subject to lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.

Moreover, beginning on December 9, 2020, holders of an aggregate of 31,887,648 shares of our common stock will have rights subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed a registration statement on Form S-8 to register shares of common stock that we may issue under our equity compensation plans. Shares registered under this registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options, and the lock-up agreements entered into in connection with our IPO.

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

As of September 30, 2020, we have used approximately $20.0 million of net offering proceeds. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 12, 2020.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: November 10, 2020	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)