Form 10-Q
period 2021-03-31
Generation Bio Co.
filed 2021-05-12
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021 there were 56,633,563 shares of Common Stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, of Generation Bio Co., contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for any product candidates we may develop;
●	the potential advantages of our non-viral gene therapy platform;
●	our estimates regarding the potential addressable patient populations for our programs;
●	the impact of the COVID-19 pandemic and our response to the pandemic;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
●	developments and expectations regarding developments and projections relating to our competitors and our industry;
●	our ability to maintain and establish collaborations or obtain additional funding; and

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startup Act of 2012.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in the “Risk Factors” section in this Quarterly Report and our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.

Stockholders should read this Quarterly Report and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” “our company,” “the company,” and “our business” in this Quarterly Report refer to Generation Bio Co. and its consolidated subsidiary.

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$366,304	$62,889
Marketable securities	84,779	199,438
Prepaid expenses and other current assets	4,702	5,408
Total current assets	455,785	267,735
Property and equipment, net	23,202	23,781
Operating lease right-of-use assets	32,706	—
Restricted cash	2,051	2,051
Deferred offering costs	—	336
Other long-term assets	337	252
Total assets	$514,081	$294,155
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$296	$267
Accrued expenses and other current liabilities	6,281	10,953
Operating lease liability	4,217	—
Total current liabilities	10,794	11,220
Operating lease liability, net of current portion	44,551	—
Deferred rent, net of current portion	—	14,922
Total liabilities	55,345	26,142
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2021 and December 31, 2020; 56,559,217 and 46,970,012 shares issued at March 31, 2021 and December 31, 2020, respectively; 56,094,529 and 46,291,877 shares outstanding at March 31, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	673,257	456,974
Accumulated other comprehensive income	10	9
Accumulated deficit	(214,537)	(188,975)
Total stockholders’ equity	458,736	268,013
Total liabilities and stockholders’ equity	$514,081	$294,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$18,753	$13,394
General and administrative	6,902	4,642
Total operating expenses	25,655	18,036
Loss from operations	(25,655)	(18,036)
Other income:
Interest income	93	319
Net loss and net loss attributable to common stockholders	$(25,562)	$(17,717)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(3.22)
Weighted average common shares outstanding, basic and diluted	55,366,238	5,495,013
Comprehensive loss:
Net loss	$(25,562)	$(17,717)
Other comprehensive income:
Unrealized gains on marketable securities	1	—
Comprehensive loss	$(25,561)	$(17,717)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

	Three Months Ended March 31, 2021
December 31, 2020	—	$—	46,291,877	$5	$456,974	$9	$(188,975)	$268,013
Issuance of common stock upon public offering, net of issuance costs of $590	—	—	9,200,000	1	211,285	—	—	211,286
Issuance of common stock upon exercise of stock options	—	—	387,578	—	1,519	—	—	1,519
Vesting of restricted common stock	—	—	215,074	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,479	—	—	3,479
Unrealized gains on marketable securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(25,562)	(25,562)
Balances at March 31, 2021	—	$—	56,094,529	$6	$673,257	$10	$(214,537)	$458,736

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)

	Three Months Ended March 31, 2020
December 31, 2019	26,425,664	$115,593	5,270,889	$1	$9,859	$—	$(108,452)	$(98,592)
Issuance of Series C convertible preferred stock, net of issuance costs of $2,640	19,936,296	108,832	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	34,829	—	154	—	—	154
Vesting of restricted common stock	—	—	264,934	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,504	—	—	1,504
Net loss	—	—	—	—	—	—	(17,717)	(17,717)
Balances at March 31, 2020	46,361,960	$224,425	5,570,652	$1	$11,517	$—	$(126,169)	$(114,651)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(25,562)	$(17,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,479	1,504
Depreciation and amortization expense	1,064	677
Amortization (accretion) of premium (discount) on marketable securities, net	260	—
Changes in operating assets and liabilities:
Tenant receivable	—	416
Prepaid expenses and other current assets	704	(210)
Other noncurrent assets	(334)	(17)
Accounts payable	(145)	(1,304)
Accrued expenses and other current liabilities	(2,493)	(917)
Deferred rent	—	(212)
Net cash used in operating activities	(23,027)	(17,780)
Cash flows from investing activities:
Purchases of property and equipment	(915)	(2,011)
Maturities of marketable securities	114,400	—
Net cash provided by (used in) investing activities	113,485	(2,011)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs incurred and paid in current period	—	109,044
Proceeds from public offering of common stock, net of underwriting discounts and commissions	211,876	—
Payment of offering costs	(438)	(65)
Proceeds from exercise of stock options	1,519	154
Net cash provided by financing activities	212,957	109,133
Net increase in cash, cash equivalents and restricted cash	303,415	89,342
Cash, cash equivalents and restricted cash at beginning of period	64,940	17,183
Cash, cash equivalents and restricted cash at end of period	$368,355	$106,525
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$64	$82
Offering costs included in accounts payable and accrued expenses	$111	$658
Issuance costs included in accrued expenses	$—	$125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Generation Bio Co., or Generation Bio, was incorporated on October 21, 2016 as Torus Therapeutics, Inc. and subsequently changed its name to Generation Bio Co. Generation Bio and its consolidated subsidiary, or the company, we, our or us, are an innovative genetic medicines company creating a new class of gene therapy utilizing our proprietary non-viral gene therapy platform to provide durable, redosable treatments for millions of patients living with rare and prevalent diseases. Our non-viral gene therapy platform incorporates our high-capacity DNA construct called closed-ended DNA, or ceDNA, our cell-targeted lipid nanoparticle delivery system, or ctLNP, and our established, scalable capsid-free manufacturing process. Using our approach, we are developing novel gene therapies to provide targeted delivery of genetic payloads that include large and multiple genes to a range of tissues across a broad array of diseases. We are also engineering our gene therapies to be redosable, which may enable individualized patient titration to reach the desired therapeutic expression and to maintain efficacy throughout a patient’s life. We are headquartered in Cambridge, Massachusetts.

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the ability to establish clinical- and commercial-scale manufacturing processes and the ability to secure additional capital to fund operations. Programs currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization of a product. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

In June 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares resulting in net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of our outstanding convertible preferred stock automatically converted into shares of common stock. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sales of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock, and most recently, with proceeds from the sale of common stock in underwritten public offerings. We have incurred recurring losses, including net losses of $25.6 million for the three months ended March 31, 2021 and $17.7 million for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $214.5 million. We expect to continue to generate operating losses in the foreseeable future. As of May 12, 2021, the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

We will need to obtain additional funding through public or private equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into collaborative or strategic alliances or licensing arrangements. The terms of any financing may adversely affect the holdings or the rights of our stockholders. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or programs. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, pipeline expansion or commercialization efforts, which could adversely affect our business prospects. Although management will continue to

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations when needed or at all.

The accompanying condensed consolidated financial statements reflect the operations of Generation Bio and our wholly owned subsidiary, Generation Bio Securities Corporation. Intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was filed with the SEC on March 18, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020 have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or any other period.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. We believe that we are not exposed to significant credit risk due to the financial strength of the depository institutions in which our cash and cash equivalents are held. We maintain our cash equivalents in money market funds that invest in U.S. treasury securities. Our marketable securities as of March 31, 2021 consisted of U.S. government treasury securities, commercial paper and corporate debt securities. We have adopted an investment policy that limits the amounts that we may invest in the securities of single issuer with the exclusion of the U.S. government. We have not experienced any credit losses.

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We are dependent on a small number of third-party suppliers for our drug substance and drug product. In particular, we rely, and expect to continue to rely, on third-party suppliers for certain materials and components required for the production of any product candidates we may develop for our programs. These programs could be adversely affected by a significant interruption in the supply process.

Marketable securities

Our marketable securities that consist of debt securities as of March 31, 2021 are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Effective January 1, 2021, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), using the effective date method. As we have never recorded any other-than-temporary-impairment adjustments to our available-for-sale debt securities prior to January 1, 2021, no transition provisions are applicable to our condensed consolidated financial statements and related disclosures.

We assess our available-for-sale debt securities under the available-for-sale debt security impairment model in Topic 326 as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on our available-for-sale debt securities is the result of a credit loss. We record credit losses in the condensed consolidated statements of operations and comprehensive loss as credit loss expense, which is limited to the difference between the fair value and the amortized cost of the security. To date, we have not recorded any credit losses on our available-for-sale debt securities.

Leases

We determine whether a contract is, or contains, a lease at inception. We classify each of our leases as operating or financing considering factors such as the length of the lease term, the present value of the lease payments, the nature of the asset being leased, and the potential for ownership of the asset to transfer during the lease term. Leases with terms greater than one-year are recognized on the condensed consolidated balance sheets as right-of-use assets and lease liabilities and are measured at the present value of the fixed payments due over the expected lease term less the present value of any incentives, rebates or abatements we expect to receive from the lessor. Options to extend a lease are included in the expected lease term if exercise of the option is deemed reasonably certain. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment. To estimate our incremental borrowing rate, a credit rating applicable to our company is estimated using a synthetic credit rating analysis since we do not currently have a rating agency-based credit rating. We record expense to recognize fixed lease payments on a straight-line basis over the expected lease term. We have elected the practical expedient not to separate lease and non-lease components for real estate leases.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. In July 2018, the FASB issued ASU 2018-11, which provided entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new lease requirements at the adoption date, not the earliest period presented, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For nonpublic entities, the guidance was effective for annual reporting periods beginning after December 15, 2019. Early adoption was

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

permitted for all entities. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05, which granted a one-year effective-date delay for nonpublic entities to annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Early adoption continues to be allowed. We early adopted ASU 2016-02 on January 1, 2021 using the modified retrospective approach transition method as of the date of adoption such that prior periods will not be restated. We elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. Please read Note 5 for additional disclosures related to accounting for leases under this new standard.

The adoption of the new standard has had a material impact on our condensed consolidated balance sheet as the standard requires us to measure and recognize a right-of-use asset and lease liability. As most leases do not provide an implicit rate, our incremental borrowing rate was determined based on the information available at the date of adoption to measure our lease liability. Costs determined to be variable and not based on an index or rate were not included in the measurement of the lease liability. We recognized a lease liability and related right-of-use asset on our condensed consolidated balance sheet of approximately $49.7 million and $33.4 million, net of deferred rent, respectively, as of January 1, 2021, which are presented as separate line items on the condensed consolidated balance sheet as of March 31, 2021. The adoption of the standard did not have a material impact on our condensed consolidated statement of operations and comprehensive loss and did not require a cumulative adjustment to accumulated deficit on our condensed consolidated statement of stockholders’ equity as of March 31, 2021.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available-for-sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For nonpublic entities, the guidance was effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted ASU 2016-13 on January 1, 2021 and the adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. We early adopted the amendments as of January 1, 2021 on a prospective basis. The amendments did not have a significant impact on our condensed consolidated financial statements and related disclosures.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and we elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

public and nonpublic companies, we can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

	As of March 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$57,265	$12	$—	$57,277
Commercial paper	22,481	—	—	22,481
Corporate debt securities	5,023	—	(2)	5,021
Totals	$84,769	$12	$(2)	$84,779

	As of December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$129,446	$9	$(4)	$129,451
Commercial paper	52,441	—	—	52,441
Corporate debt securities	17,542	4	—	17,546
Totals	$199,429	$13	$(4)	$199,438

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2021 and December 31, 2020, marketable securities consisted of investments that mature within one year.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at March 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$174,468	$—	$—	$174,468
Marketable securities:
U.S. treasury securities	—	57,277	—	57,277
Commercial paper	—	22,481	—	22,481
Corporate debt securities	—	5,021	—	5,021
Totals	$174,468	$84,779	$—	$259,247

	Fair Value Measurements at December 31, 2020 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$63,827	$—	$—	$63,827
Marketable securities:
U.S. treasury securities	—	129,451	—	129,451
Commercial paper	—	52,441	—	52,441
Corporate debt securities	—	17,546	—	17,546
Totals	$63,827	$199,438	$—	$263,265

Money market funds were valued based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Our marketable securities, which consisted of U.S. treasury securities, commercial paper and corporate debt securities were valued using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

4. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
(in thousands)
Accrued employee compensation and benefits	$2,750	$6,150
Accrued external research and development expenses	2,034	1,772
Accrued professional fees	858	940
Deferred rent	—	1,389
Other	639	702
	$6,281	$10,953

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Leases

We lease our office and laboratory space under a noncancelable operating lease that was entered into in August 2018, as amended in July 2019 and June 2020, which expires in 2029. We have an option to extend the lease term for one additional term of five years at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the condensed consolidated balance sheet as of March 31, 2021. We posted a customary letter of credit in the amount of approximately $2.1 million as a security deposit. The letter of credit is subject to increase if we were to sublease any portion of the leased premises. This lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

The following table presents our costs included in operating expenses related to the operating lease:

For the Three Months Ended March 31, 2021
Lease Cost	(in thousands)
Operating lease costs	$1,505
Variable lease cost	446
Total	$1,951

Net cash paid for the amounts included in the measurement of the operating lease liability on the condensed consolidated balance sheet and operating activities in our condensed consolidated statement of cash flow was $1.8 million for the period ending March 31, 2021. The weighted-average remaining lease term and weighted-average incremental borrowing rate for all leases as of March 31, 2021 was 8.1 years and 6.5%, respectively.

Future lease payments for our noncancelable operating lease as of March 31, 2021 and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of March 31, 2021 is as follows:

Year Ending December 31,	(in thousands)
2021 (remaining 9 months)	$5,489
2022	7,267
2023	7,441
2024	7,679
2025	7,881
Thereafter	27,570
Total undiscounted payments due under operating leases	63,327
Less imputed interest	(14,559)
Total	$48,768

Current operating lease liability	$4,217
Non-current operating lease liability	44,551
Total	$48,768

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Convertible Preferred Stock

Prior to the IPO, we had issued Series A convertible preferred stock, or Series A, Series B convertible preferred stock, or Series B, and Series C convertible preferred stock, or Series C. Collectively the Series A, Series B and Series C are referred to as the Preferred Stock.

On January 9, 2020, we issued and sold 19,936,296 shares of Series C at a price of $5.5914 per share for gross proceeds of $111.5 million. We incurred issuance costs in connection with this transaction of $2.6 million.

Upon issuance of each class of Preferred Stock, we assessed the embedded conversion and liquidation features of the shares and determined that such features did not require us to separately account for these features. We also concluded that no beneficial conversion feature existed on the issuance date of each class of Preferred Stock.

Upon the closing of the IPO in June 2020, our Preferred Stock automatically converted into 27,094,085 shares of common stock.

7. Equity

As of March 31, 2021, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

8. Stock-Based Compensation

Stock incentive plans

Our 2017 Stock Incentive Plan, or the 2017 Plan, provided for us to grant incentive stock options or nonstatutory stock options, restricted stock, restricted stock units and other equity awards to employees, non-employees, and directors. In January 2020, the number of shares of common stock authorized for issuance under the 2017 Plan was increased from 8,407,405 shares to 10,275,717 shares.

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Stock Incentive Plan, or the 2020 Plan and, together with the 2017 Plan, the Plans, which became effective on June 11, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2020 Plan is the sum of (1) 2,547,698 shares; plus (2) the number of shares (up to a maximum of 7,173,014 shares) as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan on June 11, 2020 and (y) the number of shares of common stock subject to outstanding awards granted under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on such date, and (ii) an amount determined by the board of directors. In

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

January 2021, the number of shares of common stock authorized for issuance under the 2020 Plan was increased from 10,275,717 shares to 12,154,517 shares. Upon the effectiveness of the 2020 Plan, we ceased granting additional awards under the 2017 Plan.

The Plans are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions on any award under the Plans are determined at the discretion of the board of directors, or its committee if so delegated. Stock options granted under the Plans with service-based vesting conditions generally vest over four years and expire after ten years. The exercise price for stock options granted is not less than the fair value of common stock as of the date of grant. Prior to our IPO, fair value of common stock was determined by the board of directors. Subsequent to the IPO, fair value of common stock is based on quoted market prices.

As of March 31, 2021, 3,432,597 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the three months ended March 31, 2021, we granted service-based options to certain employees, non-employees, and directors for the purchase of 1,227,900 shares of common stock with a weighted average grant date fair value of $19.87 per share that vest over a weighted average period of approximately four years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock reserved for issuance under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2021, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 481,231 shares to 950,931 shares. The first offering period under the 2020 ESPP commenced on January 1, 2021 and 950,931 shares remain available for issuance as of March 31, 2021.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development expenses	$1,898	$827
General and administrative expenses	1,581	677
	$3,479	$1,504

As of March 31, 2021, total unrecognized compensation cost related to unvested stock-based awards was $47.3 million, which is expected to be recognized over a weighted average period of 2.9 years. Additionally, as of March 31, 2021, we

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

had unrecognized compensation cost related to unvested stock-based awards with performance-based vesting conditions for which performance has not been deemed probable of $1.9 million.

9. Commitments and Contingencies

401(k) Plan

We have a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In September 2020, we adopted a match program, beginning on January 1, 2021, for employee contributions to the 401(k) Plan up to a maximum of four percent of the employee’s salary, subject to the maximums established under U.S. Internal Revenue Code of 1986, as amended.

Indemnification agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. We have not incurred any material costs as a result of such indemnifications and are not currently aware of any indemnification claims.

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the three months ended March 31, 2021.

10. Net Loss per Share

We have generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. We excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	March 31,
	2021	2020
Convertible preferred stock (as converted to common stock)	—	27,094,085
Unvested restricted common stock	482,728	1,440,254
Unvested restricted common stock units	18,040	—
Stock options to purchase common stock	5,801,170	5,034,210
	6,301,938	33,568,549

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 18, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and in our Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We are advancing a broad and expansive portfolio of programs, including rare and prevalent diseases of the liver and retina. We are focused on diseases with significant unmet need for which our non-viral gene therapy platform may substantially improve clinical efficacy relative to current gene therapy approaches. We are initially prioritizing rare monogenic diseases of the liver and retina, which are diseases that result from mutations in a single gene, that have well-established biomarkers and clear clinical and regulatory pathways.

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

We believe our non-viral gene therapy platform may allow patients to produce antibody therapies from their own cells for years at a time from a single dose, and plan to advance endogenous therapeutic antibody production programs across multiple therapeutic areas. The combination of the expected multi-year durability of a single dose of ceDNA, tissue-specific delivery and manufacturing capacity may provide dosing for millions of patients living with prevalent diseases. Data from an in vivo study conducted as part of our research collaboration with Vir Biotechnology, Inc. showed that ceDNA delivered via LNP enabled mice to generate persistent anti-spike protein human antibody concentrations with a peak level of 8µg/ml, which corresponds to a level that may be therapeutically relevant in humans. Furthermore, endogenously produced antibodies in the serum of ceDNA-treated mice retained binding and functional activity, neutralizing SARS-CoV-2 ex vivo at the same level as recombinantly produced monoclonal antibodies.

Our most advanced liver disease programs are in hemophilia A and phenylketonuria, or PKU, which are in the preclinical stage of development, and our most advanced retina disease programs are in Leber’s Congenital Amaurosis 10, or LCA10, and Stargardt disease, which are in the lead optimization stage of development. In the preclinical stage of development, we are conducting additional in vivo studies to identify development candidates and are assessing these candidates in investigational new drug, or IND, -enabling studies, and in the lead optimization stage, we are seeking to identify ceDNA constructs that provide disease relevant expression in an animal model.

We expect to select the final development candidate for each of our hemophilia A and PKU programs and to initiate IND-enabling studies for these programs in 2021, followed by IND applications for these programs in 2022. We anticipate submitting IND applications for additional programs in 2023 and beyond.

We continue to invest in our manufacturing process and have developed a novel, next-generation rapid enzymatic synthesis of ceDNA that does not rely on Sf9 cells. Instead, the process uses enzymes to convert plasmid DNA into ceDNA, similar to the current high-capacity methods used to manufacture messenger RNA (mRNA) vaccines. Rapid enzymatic synthesis produces ceDNA comparable to ceDNA produced from Sf9, but significantly increases the production yield and efficiency. In particular, the ceDNA production cycle time has been reduced from 28 days to one day. We expect that scaling the rapid enzymatic synthesis may enable us to manufacture our potential drug candidates in a cost-effective manner and to expand access to patients with prevalent diseases, requiring millions of doses, on a sustainable basis.

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

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the three months ended March 31, 2021, we reported net losses of $25.6 million, and for the three months ended March 31, 2020, we reported net losses of $17.7 million. As of March 31, 2021, we had an accumulated deficit of $214.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue our current research programs and conduct additional research programs;
●	advance any product candidates we identify into preclinical and clinical development;
●	expand the capabilities of our proprietary non-viral gene therapy platform;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●	hire additional clinical, regulatory and scientific personnel;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

Components of Our Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs, which include:

●	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;
●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants and contractors and CROs;
●	the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical studies, including under agreements with third parties, such as consultants and contractors and CDMOs;
●	laboratory supplies and research materials;
●	facilities, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

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

Our external research and development expenses consist of costs that include fees and other costs paid to consultants, contractors, CDMOs and CROs in connection with our preclinical and manufacturing activities. We do not allocate our research and development costs to specific programs because costs are deployed across multiple programs and our platform and, as such, are not separately classified. We expect that our research and development expenses will increase substantially as we advance our programs into clinical development and expand our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

●	the timing and progress of preclinical studies, including IND-enabling studies;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete preclinical and clinical development of our product candidates;
●	the timing of filing and acceptance of IND applications or comparable foreign applications that allow commencement of future clinical trials for our product candidates;
●	the successful initiation, enrollment and completion of clinical trials, including under current good clinical practices;

●	our ability to achieve positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended patient populations of any product candidates we may develop;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to establish arrangements with third-party manufacturers for clinical supply;
●	our ability to establish new licensing or collaboration arrangements;
●	the receipt and related terms of regulatory approvals from the U.S. Food and Drug Administration and other applicable regulatory authorities;
●	our ability to establish, obtain, maintain, enforce and defend patent, trademark, trade secret protection and other intellectual property rights or regulatory exclusivity for any product candidates we may develop and our technology; and
●	our ability to maintain a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

Other income

Interest income

Interest income consists of interest earned on our invested cash balances.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$18,753	$13,394	$5,359
General and administrative	6,902	4,642	2,260
Total operating expenses	25,655	18,036	7,619
Loss from operations	(25,655)	(18,036)	(7,619)
Other income:
Interest income	93	319	(226)
Net loss	$(25,562)	$(17,717)	$(7,845)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Preclinical and manufacturing	$5,829	$3,472	$2,357
Personnel-related	5,388	3,819	1,569
Facilities	2,220	2,436	(216)
Stock-based compensation	1,898	827	1,071
Lab supplies	1,630	1,278	352
Consulting and professional services	458	991	(533)
Other	1,330	571	759
Total research and development expenses	$18,753	$13,394	$5,359

Research and development expenses were $18.8 million for the three months ended March 31, 2021, compared to $13.4 million for the three months ended March 31, 2020. The increase in preclinical and manufacturing costs of $2.4 million was primarily due to increased preclinical activity as we prepare to advance our two lead programs into IND-enabling studies. The increases in personnel-related costs and stock-based compensation costs of $1.6 million and $1.1 million, respectively, were primarily due to increased headcount in our research and development function.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Personnel related	$3,038	$1,566	$1,472
Stock-based compensation	1,581	677	904
Professional and consultant fees	1,416	1,860	(444)
Facilities	446	369	77
Other	421	170	251
Total general and administrative expenses	$6,902	$4,642	$2,260

General and administrative expenses were $6.9 million for the three months ended March 31, 2021, compared to $4.6 million for the three months ended March 31, 2020. The increases in personnel-related costs and stock-based compensation costs of $1.5 million and $0.9 million, respectively, were primarily a result of an increase in headcount in our general and administrative function.

Other income

Other income for the three months ended March 31, 2021 was $0.1 million compared to $0.3 million for the three months ended March 31, 2020. Other income consisted primarily of interest earned on invested cash balances. The decrease in interest income from the three months ended March 31, 2020 to the three months ended March 31, 2021 was primarily due to lower invested balances and lower interest rates during 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock and with proceeds from the sale of common stock in our public offerings. In June 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million, after deducting underwriting discounts and commissions and other offering expenses. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $451.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash used in operating activities	$(23,027)	$(17,780)
Cash provided by (used in) investing activities	113,485	(2,011)
Cash provided by financing activities	212,957	109,133
Net increase in cash, cash equivalents and restricted cash	$303,415	$89,342

Operating activities

During the three months ended March 31, 2021, operating activities used $23.0 million of cash, primarily resulting from our net loss of $25.6 million and changes in our operating assets and liabilities of $2.3 million, both partially offset by non-cash charges of $4.8 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $2.5 million decrease in accrued expenses and other current liabilities and a $0.3 million increase in other noncurrent assets, partially offset by a $0.7 million decrease in prepaid expenses and other current assets.

During the three months ended March 31, 2020, operating activities used $17.8 million of cash, primarily resulting from our net loss of $17.7 million and net cash used by changes in our operating assets and liabilities of $2.2 million, partially offset by net non-cash charges of $2.2 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $2.2 million decrease in accounts payable and accrued expenses and other current liabilities, a decrease of $0.2 million in deferred rent and an increase of $0.2 million in prepaid expenses and other current assets, partially offset by a decrease of $0.4 million in tenant receivable.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses in the periods were generally due to growth in our business and the timing of vendor invoicing and payments. Changes in operating lease right-of-use-assets, operating lease liability, and deferred rent were primarily related to our adoption of the new lease accounting standard on January 1, 2021.

Investing activities

During the three months ended March 31, 2021, net cash provided by investing activities was $113.5 million, due to the maturities of marketable securities of $114.4 million, partially offset by a $0.9 million increase in purchases property and equipment during the period. During the three months ended March 31, 2020, net cash used in investing activities was $2.0 million, due to the acquisition of property and equipment during the period.

Property and equipment purchases during the three months ended March 31, 2021 and 2020 were primarily related to leasehold improvements and lab equipment for our facility in Cambridge, Massachusetts.

Financing activities

During the three months ended March 31, 2021, net cash provided by financing activities was $213.0 million, consisting primarily of proceeds from our follow-on public offering of common stock of $211.9 million, net of underwriting discounts and commissions, and proceeds of $1.5 million from the exercise of common stock options, partially offset by the payment of $0.4 million of public offering costs. During the three months ended March 31, 2020, net cash provided by financing activities was $109.1 million, consisting primarily of proceeds from the sale of our Series C preferred stock of $109.0 million and proceeds from the exercise of common stock options.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and initiate clinical trials for our product candidates in development. The timing and amount of our operating expenditures will depend largely on:

●	the identification of additional research programs and product candidates;
●	the scope, progress, costs and results of preclinical and clinical development for any product candidates we may develop;
●	the costs, timing and outcome of regulatory review of any product candidates we may develop;
●	the cost and timing of completion of commercial-scale manufacturing activities;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates we may develop for which we receive marketing approval;
●	the costs and scope of the continued development of our non-viral gene therapy platform;
●	the costs of satisfying any post-marketing requirements;
●	the revenue, if any, received from commercial sales of product candidates we may develop for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting applications for patents, obtaining, maintaining, defending and enforcing our intellectual property rights and defending against any intellectual property-related claims, including claims of infringement, misappropriation or other violation of third-party intellectual property;

●	the costs of operational, financial and management information systems and associated personnel;
●	the associated costs in connection with any acquisition of in-licensed products, intellectual property and technologies; and
●	the costs of operating as a public company.

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditures into 2024. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect the holdings or the rights of our common stockholders.

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

See the “Risk Factors” section of this Quarterly Report and in our Annual Report for additional risks associated with our substantial capital requirements.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, we believe that the accounting policies related to accrued research and development expenses and stock-based compensation are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes included in our Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently adopted and recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, we implemented certain internal controls as a result of our adoption of the new lease standard on January 1, 2021. There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report, which could materially affect our business, financial condition, or future results.

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

GENERATION BIO CO.

Date: May 12, 2021	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)