Form 10-Q
period 2021-09-30
Generation Bio Co.
filed 2021-11-10
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021 there were 56,909,764 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$388,347	$62,889
Marketable securities	10,016	199,438
Prepaid expenses and other current assets	4,907	5,408
Total current assets	403,270	267,735
Property and equipment, net	22,962	23,781
Operating lease right-of-use assets	31,252	—
Restricted cash	5,692	2,051
Deferred offering costs	472	336
Other long-term assets	385	252
Total assets	$464,033	$294,155
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$520	$267
Accrued expenses and other current liabilities	9,627	10,953
Operating lease liability	4,359	—
Total current liabilities	14,506	11,220
Operating lease liability, net of current portion	42,317	—
Deferred rent, net of current portion	—	14,922
Total liabilities	56,823	26,142
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2021 and December 31, 2020; 56,878,032 and 46,970,012 shares issued at September 30, 2021 and December 31, 2020, respectively; 56,732,465 and 46,291,877 shares outstanding at September 30, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	684,387	456,974
Accumulated other comprehensive income	—	9
Accumulated deficit	(277,183)	(188,975)
Total stockholders’ equity	407,210	268,013
Total liabilities and stockholders’ equity	$464,033	$294,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$21,991	$15,308	$63,400	$42,158
General and administrative	9,667	5,661	24,755	14,611
Total operating expenses	31,658	20,969	88,155	56,769
Loss from operations	(31,658)	(20,969)	(88,155)	(56,769)
Other (expense) income:
Other (expense) and interest income, net	(197)	120	(53)	472
Net loss and net loss attributable to common stockholders	$(31,855)	$(20,849)	$(88,208)	$(56,297)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.46)	$(1.57)	$(2.68)
Weighted average common shares outstanding, basic and diluted	56,629,193	45,468,838	56,108,492	21,011,439
Comprehensive loss:
Net loss	$(31,855)	$(20,849)	$(88,208)	$(56,297)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities	(3)	30	(8)	26
Comprehensive loss	$(31,858)	$(20,819)	$(88,216)	$(56,271)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	Three Months Ended September 30, 2021
Balances at June 30, 2021	—	$—	56,431,513	$6	$678,720	$4	$(245,328)	$433,402
Issuance of common stock upon exercise of stock options	—	—	145,646	—	697	—	—	697
Vesting of restricted common stock	—	—	155,306	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,970	—	—	4,970
Unrealized losses on marketable securities	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(31,855)	(31,855)
Balances at September 30, 2021	—	$—	56,732,465	$6	$684,387	$—	$(277,183)	$407,210

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	Three Months Ended September 30, 2020
Balances at June 30, 2020	—	$—	45,028,024	$5	$448,052	$(4)	$(143,900)	$304,153
Issuance of common stock upon exercise of stock options	—	—	279,379	—	1,044	—	—	1,044
Vesting of restricted common stock	—	—	252,354	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,161	—	—	2,161
Unrealized gains on marketable securities	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(20,849)	(20,849)
Balances at September 30, 2020	—	$—	45,559,757	$5	$451,257	$26	$(164,749)	$286,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

	Nine Months Ended September 30, 2021
Balances at December 31, 2020	—	$—	46,291,877	$5	$456,974	$9	$(188,975)	$268,013
Issuance of common stock upon public offering, net of issuance costs of $590	—	—	9,200,000	1	211,285	—	—	211,286
Issuance of common stock upon exercise of stock options	—	—	689,166	—	2,947	—	—	2,947
Vesting of restricted common stock	—	—	535,911	—	—	—	—	—
Issuance of common stock under other equity plans	—	—	15,511	—	355	—	—	355
Stock-based compensation expense	—	—	—	—	12,826	—	—	12,826
Unrealized losses on marketable securities	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(88,208)	(88,208)
Balances at September 30, 2021	—	$—	56,732,465	$6	$684,387	$—	$(277,183)	$407,210

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

	Nine Months Ended September 30, 2020
Balances at December 31, 2019	26,425,664	$115,593	5,270,889	$1	$9,859	$—	$(108,452)	$(98,592)
Issuance of Series C convertible preferred stock, net of issuance costs of $2,640	19,936,296	108,832	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon initial public offering	(46,361,960)	(224,425)	27,094,085	3	224,422	—	—	224,425
Issuance of common stock upon initial public offering, net of issuance costs of $3,185	—	—	12,105,263	1	210,714	—	—	210,715
Issuance of common stock upon exercise of stock options	—	—	319,642	—	1,229	—	—	1,229
Vesting of restricted common stock	—	—	769,878	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,033	—	—	5,033
Unrealized gains on marketable securities	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	(56,297)	(56,297)
Balances at September 30, 2020	—	$—	45,559,757	$5	$451,257	$26	$(164,749)	$286,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(88,208)	$(56,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,826	5,033
Depreciation and amortization expense	3,367	2,441
Amortization (accretion) of premium (discount) on marketable securities, net	514	88
Loss on sale of property and equipment	223	—
Changes in operating assets and liabilities:
Tenant receivable	—	448
Prepaid expenses and other current assets	504	(2,870)
Other noncurrent assets	(1,021)	(169)
Accounts payable	253	(1,321)
Accrued expenses and other current liabilities	523	1,631
Deferred rent	—	(761)
Net cash used in operating activities	(71,019)	(51,777)
Cash flows from investing activities:
Purchases of property and equipment	(3,123)	(3,724)
Proceeds from sale of property and equipment	105	—
Purchases of marketable securities	—	(221,823)
Maturities of marketable securities	188,900	—
Net cash provided by (used in) investing activities	185,882	(225,547)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs incurred and paid in current period	—	108,854
Proceeds from public offering of common stock, net of underwriting discounts and commissions	211,876	213,900
Payment of offering costs	(942)	(3,185)
Proceeds from exercise of stock options	3,302	1,229
Net cash provided by financing activities	214,236	320,798
Net increase in cash, cash equivalents and restricted cash	329,099	43,474
Cash, cash equivalents and restricted cash at beginning of period	64,940	17,183
Cash, cash equivalents and restricted cash at end of period	$394,039	$60,657
Supplemental disclosure of noncash investing and financing information:
Conversion of convertible preferred stock to common stock	$—	$224,425
Purchases of property and equipment included in accounts payable and accrued expenses	$249	$404
Offering costs included in accrued expenses	$80	$—

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sales of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock (which converted into common stock in 2020), and most recently, with proceeds from the sale of common stock in underwritten public offerings. We have incurred recurring losses, including net losses of $88.2 million for the nine months ended September 30, 2021 and $56.3 million for the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $277.2 million. We expect to continue to generate operating losses in the foreseeable future. As of November 10, 2021, the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020 have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or any other period.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. We believe that we are not exposed to significant credit risk due to the financial strength of the depository institutions in which our cash and cash equivalents are held. We maintain our cash equivalents in money market funds that invest in U.S. treasury securities. Our marketable securities as of September 30, 2021 consisted of U.S. government treasury securities. We have adopted an investment policy that limits the amounts that we may invest in the securities of single issuer with the exclusion of the U.S. government. We have not experienced any credit losses.

We are dependent on a small number of third-party suppliers for our drug substance and drug product. In particular, we rely, and expect to continue to rely, on third-party suppliers for certain materials and components required for the production of any product candidates we may develop for our programs. These programs could be adversely affected in the event of a significant interruption in the supply process.

Marketable securities

Our marketable securities that consist of debt securities as of September 30, 2021 are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Effective January 1, 2021, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), using the effective date method. As we have never recorded any other-than-temporary-impairment adjustments to our available-for-sale debt securities prior to January 1, 2021, no transition provisions are applicable to our condensed consolidated financial statements and related disclosures.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. In July 2018, the FASB issued ASU 2018-11, which provided entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new lease requirements at the adoption date, not the earliest period presented, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For nonpublic entities, the guidance was effective for annual reporting periods beginning after December 15, 2019. Early adoption was permitted for all entities. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05, which granted a one-year effective-date delay for nonpublic entities to annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Early adoption continues to be allowed. We early adopted ASU 2016-02 on January 1, 2021 using the modified retrospective approach transition method as of the date of adoption such that prior periods will not be restated. We elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. Please read Note 5 for additional disclosures related to accounting for leases under this new standard. The adoption of the new standard has had a material impact on our condensed consolidated balance sheet as the standard requires us to measure and recognize a right-of-use asset and lease liability. As most leases do not provide an implicit rate, our incremental borrowing rate was determined based on the information available at the date of adoption to measure our lease liability. Costs determined to be variable and not based on an index or rate were not included in the measurement of the lease liability. We recognized a lease liability and related right-of-use asset on our condensed consolidated balance sheet of approximately $49.7 million and $33.4 million, net of deferred rent, respectively, as of January 1, 2021, which are presented as separate line items on the condensed consolidated balance sheet as of September 30, 2021. The adoption of the standard did not have a material impact on our condensed consolidated statement of operations and comprehensive loss and did not require a cumulative adjustment to accumulated deficit on our condensed consolidated statement of stockholders’ equity as of September 30, 2021.

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

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, we could adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard. However, as of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and as a result, we will no longer qualify as an emerging growth company as of December 31, 2021. Therefore, as of that date, we will no longer be able to take advantage of the extended transition period for adopting new or revised accounting standards.

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

As of September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$10,016	$—	$—	$10,016

	As of December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$129,446	$9	$(4)	$129,451
Commercial paper	52,441	—	—	52,441
Corporate debt securities	17,542	4	—	17,546
Total	$199,429	$13	$(4)	$199,438

As of September 30, 2021 and December 31, 2020, marketable securities consisted of investments that mature within one year.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at September 30, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$249,500	$—	$—	$249,500
Marketable securities:
U.S. treasury securities	—	10,016	—	10,016

	Fair Value Measurements at December 31, 2020 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$63,827	$—	$—	$63,827
Marketable securities:
U.S. treasury securities	—	129,451	—	129,451
Commercial paper	—	52,441	—	52,441
Corporate debt securities	—	17,546	—	17,546
Total	$63,827	$199,438	$—	$263,265

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

4. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
(in thousands)
Accrued employee compensation and benefits	$5,163	$6,150
Accrued external research and development expenses	2,584	1,772
Accrued professional fees	1,140	940
Deferred rent	—	1,389
Other	740	702
Total	$9,627	$10,953

5. Leases

We lease our office and laboratory space under a noncancelable operating lease that was entered into in August 2018, amended in July 2019 and June 2020, and expires in 2029, or the Office and Lab Lease. We have an option to extend the Office and Lab Lease term for one additional term of five years at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the condensed consolidated balance sheet as of September 30, 2021. We posted a letter of credit in the amount of approximately $2.1 million as a security deposit. The letter of credit is subject to increase if we were to sublease any portion of the leased premises. The Office and Lab Lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

In July 2021, we entered into a 12-year operating lease, or the Manufacturing Lease, to build out an approximately 104,000 square foot current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility in Waltham, Massachusetts to scale ceDNA manufacturing utilizing RES for cGMP-compliant clinical and initial commercial supply. In addition, the new facility will house expanded capacity for research production and process development activities. Subject to certain conditions, the Manufacturing Lease is anticipated to commence in June 2022, monthly rent payments are expected to begin in September 2022, and the total rent payment is expected to be approximately $104.3 million for the 12-year lease term. We expect to account for the Manufacturing Lease in our consolidated financial statements beginning in the fourth quarter of 2021. In connection with the Manufacturing Lease, we provided a security deposit of $3.6 million in the form of a letter of credit. We will pay an initial monthly base rent of approximately $0.4 million that will increase annually, up to an estimated monthly base rent of $0.8 million. We have an option to extend the Manufacturing Lease term for two additional terms of five years at the then-current fair market value. We are obligated to pay operating costs, taxes and utilities applicable to the facility. We will be responsible for costs of constructing interior improvements within the facility that exceed a construction allowance of $26.0 million provided by the landlord.

The following table presents our costs included in operating expenses related to our noncancelable operating leases:

(in thousands)	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Operating lease cost	$1,505	$4,514
Variable lease cost	454	1,346
Total	$1,959	$5,860

Net cash paid for the amounts included in the measurement of the operating lease liability on the condensed consolidated balance sheet and operating activities in our condensed consolidated statement of cash flows was $5.3 million for the period ending September 30, 2021. The weighted-average remaining lease term and weighted-average incremental borrowing rate for all leases as of September 30, 2021 was 7.6 years and 6.5%, respectively.

Future lease payments for our noncancelable operating leases as of September 30, 2021 and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of September 30, 2021 are as follows:

Year Ending December 31,	(in thousands)
2021 (remaining 3 months)	$1,842
2022	7,267
2023	7,441
2024	7,679
2025	7,881
Thereafter	27,570
Total undiscounted payments due under operating leases	59,680
Less imputed interest	(13,004)
Total	$46,676

Current operating lease liability	$4,359
Non-current operating lease liability	42,317
Total	$46,676

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

7. Equity

As of September 30, 2021, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of November 10, 2021, the issuance date of these condensed consolidated financial statements, we have not issued and sold any shares of our common stock pursuant to this sales agreement.

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

As of September 30, 2021, 2,862,735 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the nine months ended September 30, 2021, we granted service-based options to certain employees, non-employees, and directors for the purchase of 1,898,989 shares of common stock with a weighted average grant date fair value of $19.51 per share that vest over a weighted average period of approximately four years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock reserved for issuance under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2021, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 481,231 shares to 950,931 shares. During the nine months ended September 30, 2021, we issued 15,511 shares of common stock under the 2020 ESPP and 935,420 shares remained available for issuance as of September 30, 2021.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development expenses	$2,498	$1,204	$6,772	$2,967
General and administrative expenses	2,472	957	6,054	2,066
Total	$4,970	$2,161	$12,826	$5,033

As of September 30, 2021, total unrecognized compensation cost related to unvested stock-based awards was $50.0 million, which is expected to be recognized over a weighted average period of 2.6 years. Additionally, as of September 30, 2021, we had unrecognized compensation cost related to unvested stock-based awards with performance-based vesting conditions for which performance has not been deemed probable of $1.8 million.

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the nine months ended September 30, 2021.

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

	September 30,
	2021	2020
Unvested restricted common stock	145,567	930,476
Unvested restricted common stock units	14,760	26,242
Stock options to purchase common stock	6,071,008	5,581,717
Total	6,231,335	6,538,435

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes appearing in our most recently filed Annual Report on Form 10-K, or Annual Report, with the Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, in our Annual Report and in the other documents filed with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview and Recent Developments

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

We believe our ctLNP will allow us to address a variety of inherited retinal diseases. Data from our study of the sub-retinal delivery of ceDNA using ctLNP demonstrated broad distribution and durable expression in rodents. In our study, expression was comparable to that achieved with adeno-associated virus Type 5, or AAV5, delivery, which is the current standard for retinal gene therapy, and ceDNA delivered using ctLNP was well-tolerated without evidence of photoreceptor degeneration, supporting the potential for full gene replacement to address diseases of the retina. In addition, our study in rodents and non-human primates on the sub-retinal delivery of messenger RNA, or mRNA, demonstrated the first-ever species-translation from rodent to non-human primates using ctLNP with comparable tolerability and uniform photoreceptor expression across species. Distribution with ctLNP in this study was broader and more uniform than that achieved with AAV5 in mice, and total expression was comparable to AAV5. These findings suggest ctLNP as a best-in-class non-viral delivery system for mRNA, potentially enabling gene editing in the retina.

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

In parallel with our platform development, we are developing the constructs and manufacturing capacity to rapidly advance new disease programs in a tissue or therapeutic area once human proof of concept is established. We have developed novel, next-generation rapid enzymatic approach to manufacture ceDNA that does not rely on Sf9 cells. Instead, the process uses enzymes to convert plasmid DNA into ceDNA, similar to the current high-capacity methods used to manufacture mRNA vaccines. In comparison to Sf9 manufacturing, RES has consistently yielded highly pure ceDNA, reduced ceDNA variability, and shortened the ceDNA production cycle time from 28 days to one day. We expect that scaling RES may enable us to manufacture our potential drug candidates in a cost-effective manner and to expand access to patients with prevalent diseases, requiring hundreds of millions of doses, on a sustainable basis. We plan to transition all of our portfolio programs to RES.

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

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the nine months ended September 30, 2021, we reported net losses of $88.2 million, and for the nine months ended September 30, 2020, we reported net losses of $56.3 million. As of September 30, 2021, we had an accumulated deficit of $277.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

COVID-19

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization and to date, the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. We, our contract development and manufacturing organizations, or CDMOs, and our contract research organizations, or CROs, experienced temporary reductions in the capacity to undertake research-scale production and to execute some preclinical studies. While these operations have since normalized, we, together with our CDMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations. In addition, shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt global supply chains and our and our vendors’ ability to procure items, such as raw materials, that are essential for the manufacturing of our product candidates or needed to build out our manufacturing facility.

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

In addition, in September 2021, the Biden Administration proposed a new rule requiring all employers with 100 or more employees to ensure either the full vaccination or weekly testing of employees; and in November 2021, the Occupational Safety and Health Administration issued an emergency temporary standard, or ETS, implementing this rule. Complying with the ETS could be difficult and costly, and it is possible that some employees may choose to leave employment over a vaccination or testing requirement. The ETS is already subject to a number of legal challenges, the outcomes of which remain uncertain. It is currently not possible to predict with certainty the exact impact the ETS would have on us. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

Components of Our Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs, which include:

●	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;
●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants, contractors, CROs, and regulatory agency fees;
●	the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical studies, including under agreements with third parties, such as consultants and contractors and CDMOs;
●	laboratory supplies and research materials;
●	facilities, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

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

Other (expense) income

Other (expense) and interest income, net

Other (expense) and interest income, net consists of interest income earned on our invested cash balances and other (expense) income from miscellaneous expenses and income unrelated to our core operations.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$21,991	$15,308	$6,683
General and administrative	9,667	5,661	4,006
Total operating expenses	31,658	20,969	10,689
Loss from operations	(31,658)	(20,969)	(10,689)
Other (expense) income:
Other (expense) and interest income, net	(197)	120	(317)
Net loss	$(31,855)	$(20,849)	$(11,006)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Personnel-related	$6,375	$4,434	$1,941
Preclinical and manufacturing	5,946	4,955	991
Facilities	2,610	2,355	255
Stock-based compensation	2,498	1,204	1,294
Lab supplies	1,953	1,086	867
Consulting and professional services	734	356	378
Other	1,875	918	957
Total research and development expenses	$21,991	$15,308	$6,683

Research and development expenses were $22.0 million for the three months ended September 30, 2021, compared to $15.3 million for the three months ended September 30, 2020.  The increases of $1.9 million in personnel-related costs and $1.3 million in stock-based compensation costs were primarily due to increased headcount in our research and development function. The increase in preclinical and manufacturing costs and lab supplies of $1.0 million and $0.9 million, respectively, was primarily due to increased preclinical activity as we continue our efforts to advance our two lead programs into IND-enabling studies.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Personnel-related	$3,354	$2,160	$1,194
Stock-based compensation	2,472	957	1,515
Professional and consultant fees	2,178	1,905	273
Facilities	206	379	(173)
Other	1,457	260	1,197
Total general and administrative expenses	$9,667	$5,661	$4,006

General and administrative expenses were $9.7 million for the three months ended September 30, 2021, compared to $5.7 million for the three months ended September 30, 2020. The increase in stock-based compensation costs and personnel-related costs of $1.5 million and $1.2 million, respectively, were primarily a result of an increase in headcount in our general and administrative function. The increase of $1.2 million in other costs was primarily a result of expense recognized related to the termination of a software license agreement during the three months ended September 30, 2021.

Other (expense) and interest income, net

Other expense, net for the three months ended September 30, 2021 was $0.2 million as compared to other income, net of $0.1 million for the three months ended September 30, 2020. The increase in other expense, net from the three months ended September 30, 2020 was due to the loss recognized on the sale of equipment and a decrease in interest earned on invested cash balances.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$63,400	$42,158	$21,242
General and administrative	24,755	14,611	10,144
Total operating expenses	88,155	56,769	31,386
Loss from operations	(88,155)	(56,769)	(31,386)
Other (expense) income:
Other (expense) and interest income, net	(53)	472	(525)
Net loss	$(88,208)	$(56,297)	$(31,911)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Preclinical and manufacturing	$19,584	$11,718	$7,866
Personnel-related	17,530	12,546	4,984
Facilities	7,350	7,099	251
Stock-based compensation	6,772	2,967	3,805
Lab supplies	5,388	2,936	2,452
Consulting and professional services	1,837	2,494	(657)
Other	4,939	2,398	2,541
Total research and development expenses	$63,400	$42,158	$21,242

Research and development expenses were $63.4 million for the nine months ended September 30, 2021, compared to $42.2 million for the nine months ended September 30, 2020. The increase in preclinical and manufacturing costs and lab supplies of $7.9 million and $2.5 million, respectively, was primarily due to increased preclinical activity as we continue our efforts to advance our two lead programs into IND-enabling studies. The increases of $5.0 million in personnel-related costs and $3.8 million in stock-based compensation costs were primarily due to increased headcount in our research and development function.

General and administrative expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Personnel-related	$9,646	$5,555	$4,091
Stock-based compensation	6,054	2,066	3,988
Professional and consultant fees	5,777	5,293	484
Facilities	888	1,120	(232)
Other	2,390	577	1,813
Total general and administrative expenses	$24,755	$14,611	$10,144

General and administrative expenses were $24.8 million for the nine months ended September 30, 2021, compared to $14.6 million for the nine months ended September 30, 2020. The increase in personnel-related costs and stock-based compensation costs of $4.1 million and $4.0 million, respectively, were primarily a result of an increase in headcount in our general and administrative function.

Other (expense) and interest income, net

Other expense, net for the nine months ended September 30, 2021 was $0.1 million compared to other income, net of $0.5 million for the nine months ended September 30, 2020. The increase in other expense, net from the nine months ended September 30, 2020 was due to the loss recognized on the sale of equipment and a decrease in interest earned on invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock (which converted into common stock in 2020) and with proceeds from the sale of common stock in our public offerings. In June 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million, after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of November 10, 2021, the issuance date of the condensed consolidated financial statements, we have not issued and sold any shares of our common stock pursuant to this sales agreement. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $398.4 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash used in operating activities	$(71,019)	$(51,777)
Cash provided by (used in) investing activities	185,882	(225,547)
Cash provided by financing activities	214,236	320,798
Net increase in cash, cash equivalents and restricted cash	$329,099	$43,474

Operating activities

During the nine months ended September 30, 2021, operating activities used $71.0 million of cash, primarily resulting from our net loss of $88.2 million, offset by non-cash charges of $16.9 million and changes in our operating assets and liabilities of $0.3 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $1.0 million increase in other noncurrent assets, offset by a $0.8 million decrease in accrued expense and other current liabilities and accounts payable and a $0.5 million decrease in prepaid expenses and other current assets.

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

Investing activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $185.9 million, due to the maturities of marketable securities of $188.9 million, partially offset by a $3.1 million increase in purchases of property and equipment during the period. During the nine months ended September 30, 2020, net cash used in investing activities was $225.5 million, due to the purchases of marketable securities and property and equipment during the period.

Property and equipment purchases during the nine months ended September 30, 2021 and 2020 were primarily related to leasehold improvements and lab equipment for our facility in Cambridge, Massachusetts.

Financing activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $214.2 million, consisting primarily of proceeds from our follow-on public offering of common stock of $211.9 million, net of underwriting discounts and commissions, and proceeds of $3.3 million from the exercise of common stock options, partially offset by the payment of $0.9 million of public offering costs. During the nine months ended September 30, 2020, net cash provided by financing activities was $320.8 million, consisting primarily of proceeds from our IPO of common stock of $213.9 million, net of underwriting discounts and commissions, and proceeds from the sale of our Series C preferred stock of $108.9 million, partially offset by the payment of $3.2 million of public offering costs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2021, we implemented certain internal controls as a result of our adoption of the new lease standard on January 1, 2021. There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $88.2 million and $56.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $277.2 million. To date, we have funded our operations with the proceeds from instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock (which converted into common stock in 2020) and from the sale of common stock in our public offerings. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

In July 2021, we entered into a lease for approximately 104,000 square feet to develop a cGMP-compliant facility in Waltham, Massachusetts at which we intend to operate our own manufacturing facility. The facility requires substantial build-out and there can be no assurance that we will complete such build-out in a timely manner or at all, and the costs of doing so may be greater than we anticipate. Any commercial manufacturing facility we develop will also require regulatory approval by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Lease, dated July 13, 2021, by and between the registrant and Zinc II PropCo 2020, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: November 10, 2021	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)

XBRL-Only Content Section