Form 10-K
period 2021-12-31
Generation Bio Co.
filed 2022-02-24
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion (based on the last reported sale price on the Nasdaq Global Select Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

As of February 18, 2022, there were 57,001,152 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report include, among other things, statements about:

●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the timing of and our ability to complete the build-out and regulatory agency review of our manufacturing facility;
●	our ability to operate our manufacturing facility to manufacture for clinical and commercial supply;
●	the potential advantages of our non-viral genetic medicine platform;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for any product candidates we may develop;
●	our estimates regarding the potential addressable patient populations for our programs;
●	the impact of the COVID-19 pandemic and our response to the pandemic;
●	our commercialization and marketing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;

●	developments and expectations regarding developments and projections relating to our competitors and our industry; and
●	our ability to maintain and establish collaborations or obtain additional funding.

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

RISK FACTOR SUMMARY

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage stockholders to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are very early in our development efforts. We have not identified any product candidates for IND-enabling studies or clinical development. As a result, it will be many years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts;
●	Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability;
●	Our non-viral genetic medicine platform is based on novel technologies that are unproven, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;
●	We may encounter substantial delays in commencement, enrollment or completion of our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, any of which could prevent us from commercializing any product candidates we may develop on a timely basis, if at all;
●	If any product candidates we may develop cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval;
●	The outcome of preclinical studies may not be predictive of later preclinical studies or clinical trials;
●	Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate we may develop, or the approval may be for a more narrow indication than we expect;
●	We intend to build out and operate our own manufacturing facility, which will require significant resources. If we fail to successfully build out our facility on a timely basis or at all or fail to successfully operate our facility, our business will be materially harmed;
●	The manufacture of genetic medicines is complex and difficult and is subject to a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others of which are unique to the manufacture of genetic medicines. We could experience manufacturing problems that result in delays in our development or commercialization programs;
●	We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research, preclinical and clinical testing, and these third parties may not perform satisfactorily;

●	If we fail to comply with our obligations under our existing license agreements, or under any future intellectual property licenses, or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business;
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop and technology may be adversely affected; and
●	The ongoing COVID-19 pandemic and its effects on our business and operations are uncertain. We and our contract development and manufacturing organizations and contract research organizations experienced a temporary reduction in the capacity to undertake research scale production and to execute some preclinical studies. We have experienced, and may face in the future, disruptions that affect our ability to initiate and complete preclinical studies and challenges in procuring items that are essential for our research and development activities.

PART I

ITEM 1.BUSINESS

Overview

We are innovating genetic medicines to provide durable, redosable treatments for potentially hundreds of millions of patients living with rare and prevalent diseases. Our non-viral genetic medicine platform incorporates our high-capacity DNA construct called closed-ended DNA, or ceDNA; our cell-targeted lipid nanoparticle delivery system, or ctLNP; and our highly scalable capsid-free manufacturing process that uses our proprietary cell-free rapid enzymatic synthesis, or RES, to produce ceDNA. Using our platform, we are developing novel genetic medicines to provide targeted delivery of genetic payloads that include large and multiple genes to a range of cell types across a broad array of diseases. We are also engineering our genetic medicines to be redosable, which may enable individualized patient titration to reach the desired level of therapeutic expression and to maintain efficacy throughout a patient’s life.

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

In addition, we believe that our non-viral genetic medicine platform may be used to develop therapies that deliver antibody genes to direct the liver to produce antibody therapies for patients’ own cells for years at a time from a single dose in a process we refer to as endogenous therapeutic antibody production, or ETAP. We plan to advance ETAP programs across multiple therapeutic areas, including prevalent indications.

We also believe that our platform may be used to develop other therapeutic modalities and are exploring ways to apply our platform technologies. For example, we are conducting early research into the development of potential messenger RNA-, or mRNA, based vaccines and ceDNA-based vaccines, in each case, using our proprietary vaccine-optimized ctLNPs. We believe mRNA-ctLNP and ceDNA-ctLNP vaccines could meet or exceed the benchmark for efficacy and duration of current mRNA-LNP vaccines in use. In particular, we believe ceDNA-ctLNP vaccines could enable more durable protection, and could be stored at ambient temperatures potentially allowing for greater shelf stability than currently approved mRNA-LNP vaccines, which currently must be stored at very low temperatures, limiting distribution.

Furthermore, we plan to expand our portfolio to include rare and prevalent diseases of the skeletal muscle, the central nervous system, or CNS, and oncology by developing discrete ctLNPs, each engineered to reach a different tissue.

While we are currently a preclinical stage company and are early in our development efforts, we believe that our non-viral genetic medicines have the potential to reach previously untreatable or under-treated patients and address new indications, including those with large patient populations, thereby unlocking the full potential of genetic medicine. Specifically, we believe that our non-viral genetic medicines have the potential to provide durable and redosable therapies that will enable:

●expanded patient access, including the ability to treat children;
●delivery of large genetic payload, including large and multiple genes;
●native gene regulation;
●targeted delivery to a range of cell types;
●large-scale cost-effective production;
●treatment for hundreds of millions of patients across the globe; and

●a sustainable payer model.

Our non-viral genetic medicine platform

Our non-viral genetic medicine platform is comprised of three essential component technologies: our high-capacity ceDNA construct, which can accommodate large or multiple genes as well as native regulatory elements; our ctLNP delivery system, which enables highly specific delivery of ceDNA to a range of cell types; and our highly scalable capsid-free manufacturing process that uses our proprietary cell-free RES to produce ceDNA. We believe our platform technologies have the potential to enable genetic medicines to reach patients with rare diseases and to expand access to patients with prevalent diseases, requiring hundreds of millions of doses, on a sustainable basis.

ceDNA

Our high-capacity ceDNA is an engineered, double-stranded, linear, covalently closed-ended DNA construct that includes the gene of interest and associated regulatory sequences. We have produced ceDNA constructs of 8 kilobases, or kb, using RES, which have almost two times the 4.7 kb capacity of adeno-associated virus, or AAV, gene therapy approaches. We believe our ceDNA constructs can deliver a significant majority of the human coding sequences known to be relevant for the treatment of diseases that result from mutations in a single gene or in multiple genes. ceDNA may address many diseases, including prevalent diseases and diseases requiring more than one type of genetic correction that are beyond the scope of current gene therapy. This capacity can also accommodate native or engineered regulatory elements, potentially enabling a powerful new dimension of genetic medicine that responds to the body’s own signals.

ctLNP

Our ctLNP delivery system builds upon clinically validated lipid nanoparticles, or LNPs, and is designed to allow for repeat dosing of a genetic payload without stimulating an immune response, such as antibody production. We have taken a significant step beyond current LNP technology by engineering LNP compositions that provide selective uptake to desired cell types. Different compositions may enable our ctLNPs to target specific cell receptors in the liver, retina, immune system, skeletal muscle, CNS and tumors. In addition, our ctLNP delivery system may confer the advantages of predictable behavior across species, minimal off-target effects and a foundational platform approach that unlocks the ability to target the widest possible spectrum of diseases with our therapies.

ceDNA Manufacturing process

Our highly scalable manufacturing process uses our proprietary cell-free RES to produce ceDNA. Our novel, next-generation process does not rely on Sf9 cells to manufacture ceDNA. Instead, RES uses enzymes to convert plasmid DNA and synthetic oligonucleotides into ceDNA, similar to the current high-capacity methods used to manufacture mRNA vaccines. RES produces ceDNA that is comparable to the ceDNA we produced from Sf9 cells, but RES and our rigorous, industrial-scale purification process has consistently yielded highly pure ceDNA. RES also has increased production yield and efficiency such that our ceDNA production cycle time has been reduced from 28 days to one day.

In July 2021, we entered into a lease agreement with Zinc II PropCo 2020, LLC to build out an approximately 104,000 square foot current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility in Waltham, Massachusetts. The facility, expected to be operational in 2023, is intended for ceDNA manufacturing utilizing RES for drug substance manufacturing and ctLNP production resulting in cGMP-compliant clinical and initial commercial supply. In addition, the new facility is designed to provide expanded capacity for research production and process development activities. We plan to invest up to $45 million in the build-out of the new manufacturing facility over the next two years. We plan to continue to rely on contract development and manufacturing organizations, or CDMOs, during and after construction to provide redundancy and secure additional ceDNA supply.

We believe our platform technologies, with the expected multi-year durability of a single dose of ceDNA, targeted delivery and manufacturing capacity, may enable us to provide dosing for hundreds of millions of patients living with prevalent diseases. We also believe these features will allow the cost of production for our non-viral genetic medicine platform to compare favorably to the cost of production of current biologic products.

Our portfolio

We are advancing a broad and expansive portfolio of programs, including programs for rare and prevalent diseases of the liver and retina. We are focused on diseases with significant unmet need for which our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current genetic medicine approaches. We are initially prioritizing rare monogenic diseases of the liver and retina that have well-established biomarkers and clear clinical and regulatory pathways.

We are developing our constructs, delivery system, and manufacturing capacity to rapidly advance new disease programs in a tissue or therapeutic area once human proof of concept is established. As shown in the figure below, our most advanced liver disease program is in hemophilia A, which is in the preclinical stage of development, and our most advanced retina disease programs are in Stargardt disease and Leber’s Congenital Amaurosis, or LCA10, which are in the lead optimization stage of development. Additional programs in the liver, including phenylketonuria, or PKU, Wilson disease and Gaucher, are in the lead optimization stage of development. Our ETAP program in the liver and wet age-related macular degeneration, or wet AMD, program in the retina are in the research stage. We are also conducting early research into the development of potential mRNA-ctLNP and ceDNA-ctLNP vaccines. We plan to expand our portfolio to include rare and prevalent diseases of the skeletal muscle, the CNS and oncology by developing discrete ctLNPs, each engineered to reach a different tissue or therapeutic area. In the lead optimization stage, we are seeking to identify ceDNA constructs that provide disease relevant expression in an animal model, and in the preclinical stage of development, we are conducting additional in vivo studies to identify development candidates and are assessing these candidates in investigational new drug, or IND, -enabling studies.

Our programs in the liver and retina as well as in our expansion opportunities and early research are wholly owned by us. For the majority of our programs, we have designed and produced ceDNAs that have shown expression in vitro and/or disease correction in vivo.

Our strategy

Our goal is to become an industry leader in the field of genetic medicines, advancing our non-viral genetic medicine platform to discover, develop, manufacture and globally commercialize genetic medicine that is durable, redosable and specifically delivered to a range of cell types for the treatment of diseases caused by single, large or multiple gene defects. We aim to provide sustainable, life-long treatment for hundreds of millions of patients living with rare and prevalent diseases.

Our research and development efforts have resulted in numerous innovations and breakthroughs across every aspect of our platform. We own or exclusively license patent applications in 48 patent application families covering our programs and technology, including our ceDNA platform, ctLNP delivery system and our RES manufacturing process, and have taken other steps to protect our proprietary position with respect to these innovations and breakthroughs. Our wholly owned intellectual property, combined with the background technology we have licensed from the National Institutes of Health, or NIH, and the University of Massachusetts Medical School, or UMass, and Voyager Therapeutics, Inc., or Voyager, based on our co-founder’s prior work, supports the leading position of our non-viral genetic medicine platform and provides a strong foundation for its continued advancement.

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

Genetic medicines are designed to correct disease-causing dysfunction at the genetic level and utilize recombinant nucleic acids to regulate, repair, replace, add or delete a genetic sequence to achieve the desired therapeutic effect. Viral gene therapy, gene editing and mRNA are genetic medicine modalities that specifically aim to replace the function of disease-causing genes by either inserting a gene, modifying the DNA, or inserting mRNA into a patient’s cell.

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

Significant progress has been made in the field of genetic medicine over the last decade with products approved in viral gene therapy and mRNA programs, and several gene editing programs in clinical development. While we expect that there will be further advancements in these modalities, each possesses distinct clinical and commercial limitations due to known safety, efficacy, therapeutic delivery and manufacturing scale challenges.

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

However, current AAV gene therapy has demonstrated limitations, including:

●	Single dose administration only: Following a single dose of AAV, antibodies are induced against the AAV capsid, the protein shell of the virus used for delivery. Because of these antibodies, AAV can only be dosed once, and it is typically dosed at the upper end of its therapeutic index to maximize potential efficacy across all treated patients.
●	Variable expression: Administration of a single fixed dose to all patients prevents repeat dosing to adjust the expression level in each patient, called titration, and leads to variable levels of expression, with many patients expressing the therapeutic protein above or below target levels.
●	Inefficient clinical development: Because patients cannot be redosed, those who do not achieve a therapeutic effect in early clinical trials cannot benefit from AAV therapy or contribute to further clinical development.
●	Inability to extend expression: The antibodies formed following a single dose of AAV prevent re-treatment to increase or extend efficacy for patients with inadequate initial response or declining levels of expression.
●	Exclusion of pediatric patients: The inability to redose limits the treatment of pediatric patients, whose organ growth and dividing cells would dilute expression over time.
●	Pre-existing immunity: Up to half of patients have antibodies against AAV due to naturally acquired infections. These antibodies prevent them from receiving AAV gene therapy due to pre-existing AAV immunity to the capsid.
●	Payload capacity: AAV constructs are limited to 4.7 kb in length, restricting both the size of genes and complexity of regulatory sequences that can be delivered. This restricts the diseases that can be addressed to those requiring single genes that can fit within this limited capacity and prevents the use of native regulatory sequences that may respond to the body’s own signals.
●	Off-target, multi-tissue delivery: Due to the inherent features of AAV, off-target delivery to unintended tissues and cell types can lead to adverse events.
●	Quality control: A lack of process and analytic control over the composition of AAV vectors leads to batch-to-batch variation in potency and potentially contributes to inconsistency in patients’ responses.
●	Manufacturing scale: The production systems for AAV gene therapies are limited in scale to 2,000 liters per batch or less. In general, the high doses required by AAV gene therapies and the low productivity of these systems combine to limit treatment to rare disease populations at a higher cost relative to other treatment modalities.
●	Payer coverage: The relatively high cost of AAV gene therapies, combined with uncertain clinical durability and the inability to redose to extend expression, make it challenging for payers to predict clinical outcomes and, as a result, payers may be less inclined to pay for AAV gene therapies within the current reimbursement paradigm.

Gene editing

Gene editing is the process of deleting, modifying or replacing defective DNA directly in the native genomic location. Zinc finger nuclease, TALEN and CRISPR-based gene editing are the most advanced approaches to gene editing and are currently in early clinical trials. CRISPR uses a combination of a nuclease to make a double-stranded break in the DNA and a guide RNA, or gRNA, to direct the nuclease to the correct location for editing. Given insertion of full-length genes into the chromosome has remained relatively inefficient for gene editing, particularly in vivo, these approaches have primarily focused on ex vivo therapeutic applications.

Moreover, viral vectors are used widely to deliver gene editing nucleases in vivo, thereby conveying many of the same clinical and commercial challenges as viral gene therapy. Additional limitations for gene editing include the potential for unwanted DNA modifications related to off-target double-stranded DNA breaks, and the inability to control the level of protein expression through titration and low efficiency of gene correction due to limitations of functional delivery of one-dose AAV. Finally, a significant limitation of AAV is the size of genes that can be delivered for whole-gene insertion, something that our non-viral platform seeks to address.

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

Summary of limitations of current approaches

The advancements in gene therapy have demonstrated the potential of these modalities to replace full genes and the aggregate market capitalization of publicly traded gene therapy companies in the United States exceeds $50 billion. However, as illustrated in the figure below, the current approaches also have important limitations. While the development of our non-viral genetic medicine platform is still in the early stage and we have not yet identified a product candidate, and thus contrasts with other approaches may not be a direct comparison, we have designed our platform to overcome the limitations of these genetic medicine approaches.

Comparison of genetic medicine approaches

Advantages of our non-viral genetic medicine platform

Our non-viral genetic medicine platform, comprised of our ceDNA construct, our ctLNP delivery system and our highly scalable capsid-free manufacturing process using our proprietary cell-free RES to produce ceDNA, is designed to overcome the limitations of current genetic medicine approaches and we believe will disrupt the field of genetic medicine. We believe that our platform technologies may provide the following advantages:

●	Durable expression: Our ceDNA is highly stable and establishes extra-chromosomal episomes in the nucleus of cells to drive durable expression of the gene of interest. This durability has the potential to enable years-long expression for patients with each dose, minimizing the treatment burden for patients.

●	Redosable administration: Our ctLNP system has been designed to avoid stimulating an antibody response in patients, thereby enabling redosing. The ability to redose provides several advantages:
●	Individualized patient titration to reach desired expression level: We expect our genetic medicines will enable individualized patient titration, allowing each patient to be redosed until they reach the expression level required to address their specific needs. Patients and physicians may achieve individual therapeutic goals in a predictable manner.
●	Greater opportunity to demonstrate efficacy in first-in-human trials: Because we may be able to redose, we expect that a greater proportion of patients participating in our early clinical trials may achieve the desired level of gene expression.
●	Extending expression: If expression of the gene of interest begins to wane for an individual patient, we expect that redosing could restore effective expression levels, prolonging the benefits of our therapies throughout the patient’s life.
●	Reach pediatric patients: Rapidly waning expression due to organ growth and dividing cells in children limits the utility of a single administration of gene therapy. We expect that the properties of our medicines may allow us to initiate treatment in childhood and allow the patient to prolong the benefits thereafter. Early intervention near the onset of disease may enable a greater therapeutic benefit throughout the patient’s life.
●	Address untreated or under-treated patients: Our medicines may be used to treat patients with pre-existing immunity to the AAV viral capsid, and therefore, not able to receive AAV gene therapy treatments, as well as patients whose efficacy outcomes on current gene therapy were insufficient in level or duration of expression.
●	Delivery of large genetic payloads: The large payload capacity of ceDNA enables our constructs to carry large genes, multiple genes or combinations of genes with regulatory elements. This capacity arises from the lack of capsid packaging constraints that limit DNA incorporation in AAV gene therapy to less than 4.7 kb. Our highly scalable manufacturing process using RES to produce ceDNA routinely prepares constructs of up to 8 kb in length without loss in yield or quality. We have not identified an upper limit of construct length.
●	More potent constructs: Our ceDNA constructs have the potential to improve upon existing genetic medicine modalities by utilizing novel expression elements that exceed the capacity of AAV gene therapy.
●	Larger genes: Our ceDNA constructs may enable treatment of monogenic diseases requiring larger genes that are not possible to deliver with current genetic medicines.
●	Multiple genes: Our ceDNA constructs have the potential to include novel multi-gene constructs to produce complex biologics such as monoclonal antibodies, or mAbs, or to address conditions that need more than one type of genetic correction.
●	Native gene regulation: The large capacity of our constructs provides us the ability to incorporate native regulatory elements that are naturally associated with the gene we are replacing. We believe this will allow for activity of the replaced gene to increase or decrease in response to the body’s own signals.
●	Targeted, multi-cell delivery: We have designed our ctLNP delivery system to include compositions that provide selective uptake to desired cell types. We believe that highly specific targeting to the key cell type for therapeutic benefit with limited delivery to off-target cells will improve the safety profile of our products.
●	Potential expansion to reach hundreds of millions of patients: We aim to provide dosing for hundreds of millions of patients living with prevalent diseases through the combination of our platform technologies with the expected multi-year durability of a single dose of ceDNA, targeted delivery and our manufacturing capacity.

●	Sustainable payer model: Our cost-effective manufacturing process using RES, combined with the potential to redose patients to extend expression, may allow payers to better predict clinical outcomes and, as a result, to cover our medicines within the current reimbursement paradigm.

We believe that our genetic medicine has the potential to reach previously untreatable or under-treated patients and address new indications, including those with large patient populations, thereby unlocking the full potential of genetic medicine.

Our strategy

Our goal is to become an industry leader in the field of genetic medicine, advancing our non-viral genetic medicine platform to discover, develop, manufacture and globally commercialize genetic medicine that is durable, redosable and specifically delivered to a range of cell types for the treatment of diseases caused by single, large or multiple gene defects. We aim to provide sustainable, life-long treatment for hundreds of millions of patients living with rare and prevalent diseases.

Key components of our strategy include:

●	Establish ceDNA as a genetic medicine, initially demonstrating its potential across rare monogenic diseases of the liver and retina. We are prioritizing rare monogenic diseases of the liver and retina with significant unmet need for which our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current gene therapy approaches, beginning with hemophilia A, PKU, LCA10 and Stargardt disease. We believe our initial focus on these rare indications, which have well-established biomarkers and clear clinical and regulatory pathways, may enable us to achieve more rapid human proof of concept, regulatory approval and eventually, commercialization.
●	Leverage our non-viral genetic medicine platform technologies to advance additional programs for diseases of the liver and retina and to expand quickly into additional cell types. We are advancing additional programs for the liver and retina by making minimal changes to our ceDNA construct and by using the same ctLNP delivery system for each cell type. We believe this process can reduce the risk and accelerate the speed of development for subsequent indications in these cell types. We also plan to apply this approach as we develop our ctLNP delivery system to reach skeletal muscle, the CNS and tumors.
●	Utilize our four-week research cycle to rapidly design, produce and screen ceDNA constructs to enable new disease programs within a tissue or therapeutic area. We have established a highly efficient four-week research cycle to rapidly design, produce and screen ceDNA constructs to enable new disease programs within a therapeutic area once human proof of concept is established in that area. We intend to invest in technologies to further accelerate our research cycle and create additional efficiency and scope for this process.
●	Expand internal manufacturing scale to access previously unattainable markets for genetic medicine. We developed RES, our novel, next-generation rapid enzymatic approach to manufacture ceDNA and, that does not rely on Sf9 cells. RES uses enzymes to convert plasmid and synthetic DNA oligonucleotides into ceDNA, similar to the current high-capacity methods used to manufacture mRNA vaccines. RES has consistently yielded highly pure ceDNA, reduced ceDNA variability, and shortened our ceDNA production cycle time from 28 days to one day. We expect that scaling RES may enable us to manufacture our potential drug candidates in a cost-effective manner and to expand access to patients with prevalent diseases, that require hundreds of millions of doses, on a sustainable basis and have transitioned all our portfolio programs to RES. To realize the full potential of RES, we intend to build out a cGMP-compliant manufacturing facility to scale ceDNA manufacturing utilizing RES for drug substance manufacturing and ctLNP production resulting in cGMP-compliant clinical and initial commercial supply.
●	Expand patient access to our non-viral genetic medicines through a high-value network of alliances and collaborations. We are developing a broad and expandable portfolio of genetic medicines that have the distinct opportunity to address rare monogenic diseases, as well as prevalent diseases. To help us realize the full breadth of opportunities and to expedite patient access to our genetic medicines, we have established and plan to continue to explore a limited set of innovative collaborations and strategic alliances with biopharmaceutical companies whose capabilities and resources are additive or complementary to our own.

●	Build upon the success of mRNA vaccines and explore the potential of DNA vaccines. We plan to leverage our ctLNP technology to build upon the success of mRNA vaccines and explore DNA vaccines to provide increased vaccine stability and a more robust memory response. We believe we can effectively use mRNA as a vaccine cargo to elicit high binding and neutralizing antibodies for a given antigen and ceDNA as a vaccine cargo may be used to improve cellular responses of immune cells and offer opportunities to create formulations stable at ambient temperatures, which could have implications for worldwide distribution.
●	Build a sustainable leadership position in non-viral genetic medicine as a fully integrated innovative biotechnology company. We have established a leading position in non-viral genetic medicine for gene transfer by investing in our ceDNA, ctLNP and manufacturing technologies and capabilities, and by rigorously protecting our innovations through an expanding intellectual property portfolio. We intend to evaluate and invest in new technologies that may further de-risk and accelerate the development of our genetic medicine, and to build out our capabilities to commercialize our genetic medicines on our own.

Our non-viral genetic medicine platform

Our non-viral genetic medicine platform is comprised of three essential components: our high-capacity ceDNA construct, which can accommodate large or multiple genes as well as native regulatory elements; our ctLNP delivery system, which enables highly specific delivery of ceDNA to a range of cell types; and our highly scalable capsid-free manufacturing process that uses our proprietary cell-free RES, to produce ceDNA. We believe our platform technologies have the potential to enable genetic medicines to reach patients with rare diseases and to expand access to patients with prevalent diseases, requiring hundreds of millions of doses, on a sustainable basis.

The three components of our platform are designed to enable critical features that address key limitations of existing genetic medicines. Our ceDNA construct is designed to enable durable expression with a single dose. As shown in the figures below, in immunocompetent mice, a single intravenous dose of Sf9 produced ceDNA formulated in an LNP provided months-long expression in the liver using both the reporter protein luciferase (denoted in the left figure below as Luc ceDNA/LNP) and human Factor IX, or FIX, the protein that is missing or defective in hemophilia B (denoted in the right figure below as FIX ceDNA/LNP).

ceDNA-LNP: durable expression in immunocompetent mice after single IV administration

As shown in the figure below, Sf9 produced ceDNA delivered in an LNP could be redosed in mice with normal immune systems because the first dose did not induce neutralizing antibodies. As the figure demonstrates, in immunocompetent mice, redosing ceDNA formulated in an LNP achieved increased expression using both reporter protein luciferase (denoted

in the left figure below as Luc ceDNA/LNP) and human FIX (denoted in the right figure below as FIX ceDNA/LNP). In both studies, we intravenously administered Sf9 produced ceDNA formulated in an LNP and then repeated the administration five weeks later. After the first administration of Luc ceDNA/LNP, mice demonstrated stable expression of luciferase protein and then higher, stable expression after repeat administration. After the first administration of FIX ceDNA/LNP, mice demonstrated 5-10% activity levels of FIX protein in the blood and then 10-20% activity after repeat administration. These results support our belief that our ceDNA platform may enable us to titrate every patient to the desired level of protein expression.

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

ceDNA is an engineered, double-stranded, linear, covalently closed-ended DNA construct, with no free ends or viral capsid. As shown in the figure below, ceDNA includes the target gene or genes of interest, along with key components of the expression cassette, which is the full genetic sequence necessary to derive transcription including spacers, promoters and untranslated regions flanked by two inverted terminal repeat, or ITR, sequences. By gene of interest, we specifically mean the transcribed region of the target gene. ITRs, which are also present in AAV technology, are thought to be critical for durable expression in the nucleus of cells. To date, we have designed, produced and purified ceDNA constructs of up to 8 kb using RES without loss in yield or quality, and have not identified an upper limit of construct length.

ceDNA structure

Nuclear entry

In an AAV system, it is thought that the capsid mediates nuclear entry. For our capsid-free non-viral genetic medicine, we believe our ceDNA accesses the nucleus due to a previously unrecognized function of the ITR structure. In an in vitro study, we injected plasmid lacking ITR sequences, plasmid containing ITR sequences and ceDNA into the cytoplasm of individual cells. As shown in the figure below, the plasmid lacking ITR sequences was not able to access the nucleus, and the plasmid containing ITR sequences resulted in low but measurable expression. By contrast, ceDNA displayed positive green fluorescent protein, or GFP, expression, indicating that the ceDNA had effectively translocated to the nucleus.

ceDNA’s ITR structure drives translocation to the nucleus

Episomal expression

ceDNA-derived expression has been observed in in vivo and in vitro studies to be episomal, meaning that it can deliver genetic material outside of the chromosome without being directly incorporated into or altering the cell’s genome. This characteristic of ceDNA is a potentially important safety feature of our redosable genetic medicine platform. In cell culture studies, as depicted in the figure below, the expression in dividing cells transfected with ceDNA encoding GFP decayed rapidly as the cells divided, consistent with lack of genomic integration as each successive cell division effectively diluted the amount of ceDNA in new generations of cells. In contrast, in cells transfected with ceDNA encoding GFP which are post-mitotic and therefore not dividing, we observed sustained and durable GFP expression over the course of two weeks.

ceDNA-derived GFP expression observed to be episomal

ceDNA capacity

The large payload capacity of ceDNA enables our constructs to carry large genes, multiple genes, or combinations of genes with regulatory elements. This capacity arises from the lack of capsid packaging constraints that limit DNA incorporation in AAV gene therapy to less than 4.7 kb. Our manufacturing process using RES routinely prepares constructs of up to 8 kb in length without loss in yield or quality. We have not identified an upper limit of construct length. We believe ceDNA can deliver a significant majority of the human coding sequences known to be relevant for the treatment of diseases that result from mutations in a single gene or in multiple genes. The practical applications of increased capacity include the ability:

●	to improve expression of existing targets of viral gene therapy and mRNA;
●	to incorporate genes too large to be packaged in viral vectors;
●	to include multiple genes, or to produce more than one transcript, which opens the possibility of creating several therapeutic molecules per ceDNA to address conditions that need more than one type of genetic correction; and
●	to add native regulatory elements that are naturally associated with the gene we are replacing, which may allow for activity of the replaced gene to increase or decrease in response to the body’s own signals.

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

Expression of full length CEP290 in vitro

In in vivo studies, we have encoded and expressed two different proteins independently within the same ceDNA construct. To do this, we created a ceDNA that independently expressed heavy and light chain fragments of the antibody immunoglobulin, or IgG, with unique promoters for each, a requirement for producing distinct and separate proteins off one construct. Each promoter, a unique sequence that defines where DNA transcription starts, governs the independent production of its own transcript. This construct was able to produce fully formed and secreted IgG in vivo, as shown in the figure below. This ability to include novel multi-gene constructs to produce complex biologics, such as mAbs, also opens the potential to address conditions that need more than one type of genetic correction, such as one that could knock down a gene and another that replaces a missing or defective gene.

ceDNA dual promoter construct produced fully formed and secreted IgG in vivo

We have also shown in in vitro studies that our constructs can establish context-dependent expression by inclusion of regulatory sequences. The inclusion of regulatory sequences may enable expression of the therapeutic protein to adjust in response to changes in the patient’s body, an example of which might be an anti-inflammatory antibody that is only expressed when the patient is in an inflammatory state. For these studies, we created a construct that contained multiple simian virus 40, or SV40, -derived nuclear factor kappa-light-chain-enhancer of activated B cells, or NFkb, and DNA-targeting sequences, or DTS, that are known to be responsive to tumor necrosis factor alpha, or TNFα. As shown in the figure below, expression in HepG2 cells, as measured in reflected light units, or RLUs, was significantly increased in the presence of TNFα relative to control.

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

ceDNA modalities

The application of ceDNA as a versatile DNA construct comprising large gene capacity and nuclear access creates several attractive therapeutic modalities. Our core focus has been on the application of ceDNA to therapeutic gene transfer, which leverages durable episomal expression in the nucleus of post-mitotic target cells. An extension of this work has been the application of ceDNA to mAb secretion from hepatocytes. We have recently extended the use of ceDNA with our ctLNP technology to the vaccine modality where we intend to build upon the success of mRNA vaccines but look to differentiate in any of three key dimensions: efficacy, durability and drug product stability. Finally, the full realization of the potential for in vivo gene editing requires delivery of a DNA template for full gene insertion. We believe that using ceDNA for this full gene insertion modality may provide all of the advantages of non-viral delivery, most notably the ability to titrate to effect for lifelong gene correction.

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

ceDNA – one construct, multiple modalities

Cell-targeted LNP (ctLNP) delivery system

Lipid nanoparticle technology has been developed over the past two decades for the effective delivery of nucleic acids to the liver, culminating in the first approved small interfering RNA therapy for the treatment of transthyretin amyloidosis. Second-generation LNP technologies incorporate novel lipid components that improve potency, increase tolerability and are biodegradable. A second-generation LNP was clinically validated in a Phase 1 study of a passive immunization approach to Chikungunya virus. We have hired a team of chemists and formulation scientists along with cellular biologists and pharmacologists to advance our LNP technology and expertise. We are developing deep expertise and a broad set of assets for ctLNP delivery, which can be broken down into three areas.  First, we are developing key chemistry, formulation and analytical capacity to optimize selective targeting of ctLNPs to target cells of interest. Second, we have invested in formulation process and purification capabilities, specifically aimed at the unique attributes of formulating large DNA constructs. We have prepared ctLNPs with target size ranges of 70-75 nm consistent with other validated LNP nucleic acid platforms and homogenous sizes along with uniform surface properties and high encapsulation percentages. Finally, we have also identified novel, proprietary lipid classes, particularly for the key ionizable lipid components of our ctLNPs.

ctLNP – each ctLNP creates modular access to a therapeutic area

Building on the attributes of both the first- and second-generation LNP technology, we have designed our ctLNP delivery platform so that its biodistribution can be selectively controlled through compositional optimization. In addition, our ctLNP may confer the advantages of predictable behavior across species, minimal off-target effects, and a foundational platform approach that unlocks the ability to deliver to other tissues, including retina, skeletal muscle, the CNS and tumors. The graphic below illustrates the evolution from first generation LNPs to ctLNP.

Novel ctLNP enables compositionally-driven cell and tissue targeting

A key feature of our ctLNP technology is compositional optimization to derive cell type specificity. The selective control of biodistribution has historically been unavailable to nanoparticles. This is primarily due to the non-specific and efficient uptake of nanoparticles by cells of the reticuloendothelial system, a system of cells that removes immune complexes and foreign particulates from circulation in healthy persons, and historically limits the desired selective distribution to target cells. We have applied our chemistry and formulation capabilities to identify LNPs that avoid reticuloendothelial system-mediated clearance, which has enabled the compositional optimization for selective cell type delivery. We have achieved proof of concept for tissue-specific delivery with ctLNP in vivo for liver and retina and in vitro for skeletal muscle.

We plan to continue to seek to optimize ctLNPs for use in liver and retina and to expand their application across a range of tissues, including the CNS, skeletal muscle, and tumors and potentially systemic or locally focused delivery. We have filed numerous patent applications to solidify our leadership in this area, including ones covering fundamental LNP technology as well as methods to avoid or reduce immune response.

Liver

We have employed N-acetyl galactosamine, or GalNAc, as the ligand of choice for targeting the majority of liver cells, called hepatocytes, through the asialoglycoprotein receptor, or ASGPr, a well validated, selective ligand-receptor pair for delivery to hepatocytes that is conserved across species including mouse, rat, non-human primates, or NHPs, and humans. Prior third-party research has shown that GalNAc-targeted oligonucleotides impart broad distribution to the majority of hepatocytes and demonstrated that their pharmacology is strongly correlated from NHPs to humans. When we dosed GalNAc targeted ctLNPs in mice, we observed a profound selectivity for ceDNA delivery to the liver. As shown in the left figure below, ceDNA was distributed selectively to the liver, with more than 97% of the total ceDNA copies in that tissue. By contrast, less than 3% of the copies per tissue was present in blood, lung, spleen and kidney combined. This stands in contrast to first generation LNPs, as shown in the middle and right figures below. At six hours post administration, first generation LNPs distribute equal ceDNA copies in spleen relative to liver. In contrast, distribution of ceDNA with ctLNP is highly selective for liver at this time point. This selectivity enhancement of ctLNP relative to first-generation LNP minimized off-target effects and enabled well-tolerated dosing up to 5.0 mg/kg in mice. When we examined the liver tissue by in situ hybridization, we observed up to 100% of hepatocytes transduced with ceDNA at early time points, highlighting the breadth of distribution of ctLNP. Additionally, we have demonstrated the successful dosing of a ctLNP in preliminary NHP experiments at doses up to 0.5 mg/kg. The 0.5 mg/kg ctLNP dose level was tolerated and not associated with signs of hepatotoxicity.

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

High-level and dose-dependent luciferase expression from ceDNA-ctLNP

In two further in vivo studies, we demonstrated translation of expression from mice to NHPs and confirmed delivery of ceDNA to the liver via ctLNPs in NHPs. In the studies, we delivered the same weight-adjusted dose of a ceDNA construct in each species systemically via a liver-directed ctLNP and observed an approximately 2:1 species translation from mice to NHPs. In the first study, we observed a mean human factor VIII expression level of approximately 1% of normal levels in mice at day 7 following a single 1.0 mg/kg dose of the ceDNA construct and a mean human factor VIII expression level of approximately 1% of normal levels in NHPs at day 5 using identical material and weight-adjusted dosing (1.0 mg/kg) as shown in the left figure below. In the second study, employing a slightly different ctLNP, we observed a mean human factor VIII expression level of approximately 3% of normal levels in mice at day 5 following a single 2.0 mg/kg dose of the ceDNA construct and a mean human factor VIII expression level of approximately 1% of normal levels in NHPs at day 5 using identical material and weight-adjusted dosing (2.0 mg/kg) as shown in the right figure below.

All doses in mice and NHPs were well-tolerated up to the highest dose of 2.0 mg/kg. There were no adverse clinical observations, changes in clinical pathology, or histopathology findings including in the liver and spleen in NHPs.

Species translation with research construct (systemic IV administration via ctLNP, day 5 or 7)

In subsequent mouse studies with RES-derived ceDNA delivered by ctLNP, we observed peak mean human factor VIII expression of 205% of normal at 2.0 mg/kg. In addition to the increased potency attributed to the RES-produced ceDNA and to ctLNP production process innovations, we observed lower variability of human factor VIII expression and of tolerability within and between mouse studies. Findings from companion studies in NHPs, which used the same ceDNA-ctLNP materials used in the mouse studies, demonstrated human factor VIII expression of up to 2% of normal at 2.0 mg/kg, with higher-than-expected variability in both factor VIII expression and tolerability within and across studies. We believe that this variability and lower-than-desired overall species translation may be attributed to binding of our ctLNPs to certain NHP-specific circulating proteins called opsonins, leading to sub-optimal hepatocyte distribution and increased off-target immune cell biodistribution, which may induce immune system activation. We believe additional ctLNP optimization is needed to translate the improvement in potency and reduction in variability observed in mice to NHP, and to support nomination of a development candidate for our hemophilia A program.

Retina

In addition to assessing the specificity and activity of ctLNP established for systemic administration to the liver, we have also assessed ctLNP in local administration to the retina in the eye. Second-generation LNPs containing ceDNA, when dosed subretinally in vivo in rats, led to significant inflammation and retinal degeneration and failed to express protein. This degeneration is evident by measuring the thickness of the outer nuclear layer, or ONL, by optical coherence tomography imaging, shown in the yellow labels in the figures below. By contrast, administration of ctLNP subretinally in vivo in rats led to high levels of expression at day 14 and lack of retinal degeneration at day 21. We believe this improved retinal tolerability profile is due to ctLNP avoiding off-target delivery to local immune cells. We have additionally demonstrated efficient transduction of retinal photoreceptor and retinal pigment epithelial, or RPE, cells with ctLNP, which we believe enables disease relevant expression for our lead retinal programs, Stargardt disease and LCA10.

Subretinal injection of ceDNA-ctLNP led to high levels of expression and lack of retinal degeneration

Additionally, as shown in the figure below of a cross section of the retina, data from our study of the sub-retinal delivery of mRNA using ctLNP in mice demonstrated broad and uniform photoreceptor expression at comparable levels to that achieved with adeno-associated virus Type 5, or AAV5, delivery, which is the current standard for retinal gene therapy.

ctLNP-mRNA demonstrated broad photoreceptor distribution versus AAV5 which appears punctate

In addition, as shown in the figure below of a cross section of the retina, our study in NHPs on the sub-retinal delivery of mRNA using ctLNP demonstrated species-translation from rodent to NHPs. Our study also demonstrated comparable tolerability and uniform photoreceptor expression across species. These findings support the viability of our non-viral delivery system for mRNA, potentially enabling gene editing in the retina and we believe our ctLNP will allow us to address a variety of inherited retinal diseases.

ctLNP-GFP mRNA transduces NHP photoreceptors and RPE

Vaccines

The proliferation of mRNA-based vaccines against the SARS-CoV-2 virus has demonstrated the utility of LNP-delivered vaccines in combatting the current pandemic. We have begun to leverage our LNP delivery system to explore ctLNPs for vaccines that could deliver either mRNA or ceDNA. In recent preclinical studies, we observed as shown in the figures below, that at a dose of 10μg, our proprietary mRNA-ctLNP met a similar benchmark of neutralizing antibody response in mice as that reported for Moderna, Inc.’s mRNA1273, a COVID-19 vaccine that the Food and Drug Administration, or FDA, approved for individuals ages 18 and older. Similar findings were observed in NHPs at a dose of 100μg, suggesting species translation. We believe a novel mRNA-ctLNP vaccine could represent an important alternative to existing mRNA vaccines.

We are also in the early research stage of evaluating ceDNA-based vaccines delivered by ctLNP. As shown in the figures below, in a study we conducted in mice, we observed that the administration of a 3μg dose of our next-generation ceDNA-ctLNP vaccine resulted in an antibody response greater than our first-generation ceDNA-ctLNP vaccine and nearing comparable levels to one of our mRNA-ctLNP vaccines. This antibody response was further improved by increasing the interval between the initial dose and a prime boost dose. We believe a ceDNA-ctLNP vaccine could have important advantages over mRNA-based vaccines, including greater durability of immune response and stability of drug product at ambient temperatures, making it potentially more amenable to global distribution.

Strong neutralizing antibody response to mRNA-ctLNP vaccine

Consistent species translation from mouse to NHP

ctLNP optimization further increases vaccine potency

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

Highly scalable manufacturing

Since our founding, we have invested in internalizing core development capabilities to build our manufacturing processes and analytical testing as a point of strength. We have recruited a seasoned team of development and manufacturing experts who have enabled more than 20 INDs and negotiated multiple product launches, including for both a cell and a gene therapy product.

Additionally, we have built state-of-the-art development laboratories to create novel upstream and downstream processes as well as analytical methodologies that have shifted the product profile from early research efforts of approximately 10% pure ceDNA to one that is consistently greater than 99% pure ceDNA. We have developed RES, our novel, next-generation rapid enzymatic approach to manufacture ceDNA that does not rely on Sf9 cells. RES uses enzymes to convert plasmid DNA and synthetic oligonucleotides into ceDNA, similar to the current high-capacity methods used to manufacture mRNA vaccines. RES has consistently yielded highly pure ceDNA, reduced ceDNA variability, and shortened our ceDNA production cycle time from 28 days to one day.

In July 2021, we entered into a lease agreement to build out an approximately 104,000 square foot current cGMP-compliant manufacturing facility in Waltham, Massachusetts. The facility, expected to be operational in 2023, is intended for ceDNA manufacturing utilizing RES for drug substance manufacturing and ctLNP production resulting in cGMP-compliant clinical and initial commercial supply. In addition, the new facility is designed to provide expanded capacity for research production and process development activities. We plan to continue to rely on CDMOs during and after construction to provide redundancy and secure additional ceDNA supply.

Our ongoing work in manufacturing technology has led to numerous innovations in production processes and analytics, some of which may have broader applications in related fields. We continue to seek to protect the full reach of these discoveries through both patent application filings and as trade secrets.

Summary

We believe our non-viral genetic medicine platform represents a powerful product engine fueled by ceDNA, which in preclinical studies has provided durable episomal expression with large capacity, and our highly selective and modular ctLNP delivery system. We have designed the combination of these platform components with a goal of enabling a broad and expandable product portfolio that can be deployed against a range of tissues, including liver, retina, skeletal muscle, the CNS and tumors. These characteristics are supported by our highly scalable capsid-free manufacturing process that uses our proprietary cell-free RES to produce ceDNA and supports the potential to extend the reach of genetic medicine beyond rare diseases to prevalent diseases.

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

In parallel, we are developing the constructs and manufacturing capacity for programs to address additional rare and prevalent diseases. We have established a highly efficient four-week research cycle to rapidly design, produce and screen ceDNA constructs to enable new disease programs within a tissue or therapeutic area once human proof of concept is established. By leveraging a common ctLNP for each tissue or therapeutic area, we believe we can reduce the risk and accelerate the speed of development for subsequent indications.

Our research cycle utilizes in vitro activity screens of novel plasmid DNA designs, followed by in vivo activity screens of select ceDNA constructs. We have iteratively employed this cycle to rapidly identify ceDNA constructs that achieve disease correction in animal models and have observed that learnings from our more mature programs accelerate our ability to identify effective ceDNA constructs for subsequent indications.

We plan to apply this integrated research and development strategy across liver, retina, vaccines, skeletal muscle, oncology and the CNS.

Our portfolio

We are advancing a broad and expansive portfolio including programs for rare and prevalent diseases of the liver and retina. We are focused on diseases with significant unmet need for which our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current genetic medicine approaches. We are initially prioritizing rare monogenic diseases of the liver and retina that have well-established biomarkers and clear clinical and regulatory pathways. In addition, we believe that our non-viral genetic medicine platform may be used to develop therapies that deliver antibody genes to direct the liver  to produce antibody therapies for patients’ own cells for years at a time from a single dose. We plan to advance such ETAP programs across multiple therapeutic areas, including prevalent indications. We are also conducting early research into the development of mRNA- and ceDNA-based vaccines, delivered by ctLNPs. We plan to further expand our portfolio to include rare and prevalent diseases of the skeletal muscle, the CNS and oncology by developing discrete ctLNPs, each engineered to reach a different tissue. As shown in the figure below, our most advanced liver disease program is in hemophilia A which is in the preclinical stage of development, and our most advanced retina disease programs are in Stargardt disease and LCA10, which are in the lead optimization stage of development.

Within the therapeutic area of the liver, we have also established programs for inborn errors of metabolism in PKU and Wilson disease. We are also advancing programs for systemic disorders in which the liver can be utilized to secrete therapeutic proteins in hemophilia A and Gaucher disease.

We plan to utilize our four-week research cycle to rapidly design, produce and screen ceDNA constructs for other diseases within a tissue or therapeutic area, so that we may rapidly expand clinical development efforts to include additional rare and prevalent diseases once human proof of concept is established in that tissue or therapeutic area. For instance, if human proof of concept is established in hemophilia A, this could support our expansion to other diseases requiring secretion of therapeutic proteins, such as Gaucher disease, alpha 1 antitrypsin deficiency or antibody therapies for the treatment of infectious diseases, such as human immunodeficiency virus, or HIV. Similarly, if human proof of concept is established in PKU, we could expand our development efforts to include additional inborn errors of metabolism, such as Wilson disease, glycogen storage disease type 1a or ornithine transcarbamylase deficiency. We plan to apply this strategic approach of rapid expansion following initial human proof of concept in a therapeutic area across our portfolio.

Liver diseases

For the majority of our liver programs, we have designed and manufactured disease-modifying ceDNAs that have shown expression in vitro and/or disease correction in vivo. We have employed GalNAc as the targeting ligand in our ctLNP delivery system to selectively drive biodistribution to the liver. GalNAc binds to the ASGPr on hepatocytes, and the biology of this selective ligand-receptor pair for delivery to hepatocytes has been well validated in human clinical trials. For each liver program, we plan to formulate ceDNA expressing the relevant gene of interest within a ctLNP-GalNAc  for intravenous delivery. GalNAc targeting has been demonstrated to efficiently deliver ceDNA to up to 100% of hepatocytes and we believe that broad biodistribution of ctLNP-GalNAc to hepatocytes will be a key strength of our pipeline programs since current gene therapy approaches deliver payload to 30% or fewer of hepatocytes with a single dose. Additionally, our potential to redose patients until they are in the therapeutic range of expression may enable early and robust human proof of concept in Phase 1/2 clinical trials and is a key differentiator from current gene therapy approaches.

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

There are several AAV gene therapies currently in late-stage clinical trials, including valoctocogene roxaparvovec, for which the FDA initially issued a complete response letter, or CRL, in 2020 for the original biologics license application, or BLA, based on a request for additional long-term data to support potential approval. Data from these trials have shown variation in the amount of Factor VIII expressed from patient-to-patient and uncertainty on the durability of effect following valoctocogene roxaparvovec administration. Additionally, a marketing authorization application, or MAA, for valoctocogene roxaparvovec is currently under review with the European Medicines Agency, or EMA. However, many hemophilia A patients have pre-existing immunity to AAV and, therefore, are not candidates for this therapy. Mean Factor VIII levels have shown some decline over two to three years after treatment with valoctocogene roxaparvovec, which means that it is possible that levels will continue to decline in longer-term treatment follow-up, eventually to a level that is subtherapeutic, and patients cannot be redosed with AAV gene therapy. In addition, AAV gene therapy is unlikely to be available to children with hemophilia A since their livers are still growing and only one dose is possible.

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

Our approach

Our genetic medicine approach aims to do the following in hemophilia A:

●	achieve therapeutic Factor VIII levels in patients of all ages, resulting in normalization of bleeding risk;
●	treat infants and children to prevent bleeds early in disease and prevent irreversible tissue and organ dysfunction;
●	achieve the desired level of gene expression in a greater proportion of patients participating in our early clinical trials through our ability to redose;
●	ensure that all patients achieve curative levels of Factor VIII of greater than 25% of normal activity levels with the ability to titrate expression to higher target levels for some patients as needed based on lifestyle and circumstances;
●	deliver ceDNA-FVIII to a large percentage of hepatocytes resulting in a relatively low burden of expression for each hepatocyte, which may lead to more durable expression compared to other gene therapy modalities; and

●	increase the safety index by achieving therapeutic Factor VIII levels at lower doses because of more potent ceDNA-FVIII constructs and greater hepatic biodistribution.

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

In a separate in vivo study, we achieved targeted levels of human factor VIII expression in hemophilia A mice at day 10 following a single dose of a ceDNA construct delivered systemically via a liver-directed ctLNP. In this study, which was conducted in three cohorts and used Sf9-derived ceDNA, we observed a dose-response relationship with a mean human factor VIII expression level of 23% of normal levels following a dose of 2.0 mg/kg, a mean human factor VIII expression level of 16% of normal levels following a dose of 1.0 mg/kg and a mean human factor VIII expression level of 9% of normal levels following a dose of 0.5 mg/kg as shown in the figure below. The doses were well-tolerated by the hemophilia A mice at all dose levels.

Expression of FVIII in mice dosed with hemophilia A development construct

(systemic IV administration via ctLNP at Day 10)

We conducted comparable mouse studies with RES-derived ceDNA delivered by ctLNP, we observed a peak mean human factor VIII expression of 205% of normal at 2.0 mg/kg. In addition to the increased potency attributed to the RES-produced ceDNA and to ctLNP production process innovations, we observed lower variability of human factor VIII expression and of tolerability within and between mouse studies. However, in companion studies in NHPs, which used the same ceDNA-

ctLNP materials used in the mouse studies, we observed human factor VIII expression of up to 2% of normal at 2.0 mg/kg, with higher-than-expected variability in both factor VIII expression and tolerability within and across studies.

Expression of FVIII in mice and NHP dosed with hemophilia A development construct

Next steps

We plan to continue to seek to optimize our ctLNP in order to translate the improvement in potency and reduction in variability observed in mice with the RES-derived ceDNA to NHPs, and to support nomination of a development candidate for our hemophilia A program.

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

There are approximately 15,000 patients with PKU in the United States and 41,000 patients in the European Union. PKU is usually diagnosed at birth through newborn screening, which provides the opportunity to introduce therapies that reduce Phe levels. However, as shown in the left figure below, without strict dietary control, current therapies do not normalize Phe levels. Attaining consistent levels of Phe in childhood is correlated with higher IQ levels and executive functioning in adults, and short-term spikes in Phe result in long-term impairment of neurocognitive function, as shown in the middle figure below. Even without optimal correction of Phe levels in childhood, control in adolescent and adult PKU patients has been shown to result in higher levels of executive function and attention and lower levels of depression and anxiety. As shown in the right figure below, adolescents are unable to maintain such a strict diet, with 50% of patients aged 10-14 above the recommended Phe levels and almost 80% of patients outside the normal Phe range in the late teen years.

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

Our approach

Our genetic medicine approach aims to:

●	achieve stable correction of Phe levels in PKU patients of all ages upon initial dose or through individualized patient dose titration, allowing them to normalize their diet, eliminate the burden of ongoing treatment and stabilizing and/or preserving neurocognitive function;
●	achieve the desired level of gene expression for each patient through our ability to redose;
●	treat patients effectively for life by episodically monitoring serum Phe levels and redosing as needed, should expression wane over time;
●	reverse attention, memory or executive function deficits in adults and adolescents; and
●	preserve normal neurocognitive development in infants and children.

We have utilized the established mouse model of PKU, known as PAHenu2, a mouse model in which the PAH gene is mutated and leads to dramatically elevated Phe, to assess the ability of our ceDNA-derived PAH gene to normalize Phe levels below 360 micromolar, or µM Phe. In one study, we administered select Sf9 produced ceDNA-PAH constructs by hydrodynamic injection into PAHenu2 mice and measured serum Phe levels over time. As shown in the figure below, the PAHenu2 mice serum samples at baseline exhibited very high Phe levels of greater than 1100µM. PAHenu2 mice treated with vehicle (green line) showed no change in Phe levels over time whereas mice that received Gen2-construct 1 or construct 2 dropped below target Phe levels (shown by the dashed red line) at three and seven days after intravenous administration of our ceDNA-PAH constructs.

Next steps

We believe that our efforts to optimize ctLNP to translate the improvement in potency and reduction in variability observed in mice to NHPs may also enable advancement of our PKU program. As such, we plan to focus on lead optimization in 2022 for our PKU program with the goal of identifying potent RES ceDNA-PAH constructs that provide disease relevant expression, defined as Phe normalization in PAHenu2 in mice after IV administration of ceDNA-PAH. We plan to pair these constructs with our ctLNP once optimized for species translation and evaluated in preclinical studies.

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

There are no current genetic medicine clinical trials for Wilson disease. The ATP7B gene is 4.4 kb, which means the size of the gene plus the remainder of the expression cassette cannot fit within an AAV. One preclinical AAV gene therapy program, known as VTX-801, is in development for Wilson disease utilizing a truncated ATP7B gene that may not have the full functionality of ATP7B.

Our approach

Our genetic medicine approach aims to do the following:

●	enable full correction of copper metabolism by broadly transducing hepatocytes and utilizing full-length ATP7B gene and an optimized expression cassette;
●	achieve full hepatic correction early in the disease, re-directing copper to be incorporated into ceruloplasmin and normalizing bile excretion, thereby avoiding hepatic and CNS tissue accumulation and irreversible liver fibrosis and neurocognitive decline;
●	initiate treatment in children, early in the disease, to prevent the accumulation of liver damage and irreversible neurocognitive decline;
●	maintain correction of hepatocytes by redosing to compensate for the effect of injury-driven cell division in the liver;
●	achieve the appropriate therapeutic level of ATP7B needed for correction using serum biomarkers via individualized patient titration at the onset of therapy; and
●	maintain copper and ceruloplasmin levels in the normal range throughout life with maintenance therapy, as needed.

Next steps

We plan to continue our lead optimization in 2022 for this program.

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

Patients with Gaucher disease do not produce adequate levels of GCase, which causes glucosylceramide, a toxic lipid, to accumulate in macrophage lineage cells in visceral organs. This results in splenomegaly, hepatomegaly and cytopenia. Disease progression commonly involves loss of bone mass, either osteopenia or osteoporosis and can lead to painful bone crises and avascular necrosis, or death of bone tissue. We are specifically developing a genetic medicine approach to address Type 1 Gaucher disease.

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

Our approach

Our genetic medicine approach aims to:

●	provide continuous therapeutic levels of GCase in serum and tissues that can break down glucosylceramide, which may enhance tissue correction over episodic ERT;
●	administer ceDNA-GCase early in disease before the onset of inflammation, fibrosis and irreversible tissue injury;
●	achieve the appropriate GCase levels for potential disease modification using biomarkers such as glucosylsphingosine, or Lyso-Gb1, via individualized patient titration;
●	treat patients for life by maintaining Lyso-Gb1 levels in the normal range through redosing as needed; and
●	reduce immune reactions to GCase, which occur in 2% to 15% of Gaucher patients.

Next steps

We plan to continue our lead optimization in 2022 for this program.

Endogenous Therapeutic Antibody Production (ETAP)

Overview

We plan to advance product candidates to deliver antibody genes to direct the liver to express and secrete antibodies. mAbs have demonstrated therapeutic benefit in many areas, including infectious diseases, rheumatology, hematology and oncology.

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

Our approach

Our genetic medicine approach aims to:

●	enable a patient’s own body to sustainably produce and secrete a therapeutic mAb from the liver by introducing ceDNA-ctLNP for ETAP;
●	enable continuous production of protein, resulting in a stable, effective level of serum mAb, thereby avoiding toxicity due to off-target effects of pulsatile delivery and/or loss of efficacy often associated with rapid reduction in concentrations when delivered passively;
●	rapidly induce a therapeutic effect due to liver production of the therapeutic mAb within days of administration;
●	potentially eliminate compliance risk due to sustained expression after a single dose;
●	encode multiple mAbs on a single ceDNA construct for broad therapeutic application;
●	achieve the appropriate mAb levels in the blood via individualized patient titration; and
●	induce rapid onset, durable immunity via expression of mAbs to prevent infection for large populations.

We have demonstrated hepatic expression of antibodies with ceDNA-ctLNP for ETAP. As shown in the figure below, hydrodynamic injection of ceDNA-ctLNP for ETAP resulted in serum mAb levels of greater than 40.0 µg/ml. Since many therapeutic mAbs are effective at serum concentrations of 1.0 to 5.0 µg/ml, we believe the level of mAb expression observed with our ceDNA-ctLNP for ETAP is likely to be therapeutically relevant in humans.

Hydrodynamic injection of ceDNA-ctLNP for ETAP results in serum levels up to 40.0µg/ml

We have also demonstrated stacking of mAb expression after repeat dosing via hydrodynamic injection, as shown in the figure below.

mAb expression increases after repeat dosing via hydrodynamic injection

Data from an in vivo study conducted as part of our research collaboration with Vir Biotechnology, Inc. demonstrated that mice treated with ceDNA encoding an anti-SARS-CoV2 monoclonal antibody delivered via LNP generated persistent anti-spike protein human antibody concentrations with a peak level of 8µg/ml, which corresponds to a level that may be therapeutically relevant in humans. Furthermore, endogenously produced antibodies in the serum of ceDNA-treated mice retained binding and functional activity, neutralizing SARS-CoV-2 ex vivo at the same level as recombinantly produced mAbs.

LNP delivery of ceDNA vectorized monoclonal antibody demonstrated persistent concentrations of anti-SARS-CoV2 hIgG in mice that may be therapeutically relevant

Next steps

We are advancing our initial ETAP program for the treatment of infectious diseases and we are evaluating ceDNA constructs that express neutralizing mAbs targeting a surface protein for a variety of infectious agents, including hepatitis B virus, or HBV, HIV and respiratory syncytial virus, or RSV.

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

Current approaches and limitations

There are currently no proven treatments for Stargardt disease. The ABCA4 gene is approximately 6.7 kb, too large to be delivered by AAV. There are currently no ongoing genetic medicine trials for Stargardt disease. The goal of treatment in Stargardt disease is to preserve vision by correcting ABCA4 expression in enough photoreceptors and RPE cells to halt the progressive loss of these cells that would otherwise occur.

Our approach

Our genetic medicine approach aims to:

●	deliver to photoreceptors and RPE cells to halt progressive loss in cells and preserve vision;
●	protect photoreceptors and RPE cells through expression of normal ABCA4, resulting in clearance of bis-retinoid byproducts;
●	drive the appropriate level of ABCA4 expression in photoreceptors and RPE cells utilizing a native ABCA4 promoter and native regulation of expression;
●	maintain normal macular vision and visual acuity when given to earlier-diagnosed patients; and
●	deliver the entire ABCA4 gene in a single gene therapy vector, thereby increasing efficacy relative to dual AAV approaches.

Next steps

We plan to continue our lead optimization in 2022 for this program.

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

Our approach

Our genetic medicine approach aims to:

●	deliver directly to the retina;
●	treat patients irrespective of their CEP290 mutation;
●	utilize ctLNP to specifically deliver CEP290 to photoreceptors and not to retinal glial and immune cells, thereby potentially increasing the safety, tolerability and durability of transgene expression;
●	enable single-dose therapy delivered subretinally, which may increase efficacy and compliance when compared, for example, to episodic intravitreal delivery; and
●	treat infants and children to halt further decline of and restore vision.

Next steps

We plan to continue our lead optimization in 2022 for this program.

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

Our approach

Our genetic medicine approach aims to:

●	deliver intravitreally to enable retinal cells to express and secrete an anti-VEGF molecule;
●	provide a durable and sustained level of expression of anti-VEGF, which may enhance regression of neovascularization and improve visual acuity and may enable administration only a few times over the life of a patient; and
●	define when repeat therapy would be indicated to optimally preserve the retina.

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

Next steps

We aim to combine these constructs with ctLNP to achieve intravitreal delivery of relevant antibody levels in the retina. We plan to continue our research for this program in 2022.

Expansion opportunities and early research

We plan to expand our portfolio by pursuing additional programs in rare and prevalent diseases of the skeletal muscle, oncology and the CNS by developing discrete ctLNPs, each engineered to reach a specific tissue. Additionally, we are conducting early research into the development of potential mRNA-based vaccines and ceDNA-based vaccines, in each case, using our proprietary ctLNPs.

Vaccines

We plan to deploy our ctLNPs that are optimized for vaccine applications for both mRNA and ceDNA cargo. We believe we can effectively use mRNA as a vaccine cargo to elicit high binding and neutralizing antibodies for a given antigen. Additionally, we believe ceDNA as a vaccine cargo may be used to improve responses of immune cells, including cytotoxic T cells, and/or to improve memory responses and durability of protection. Finally, ceDNA as a cargo for vaccine applications offers opportunities to create formulations stable at ambient temperatures due to the chemical stability of ceDNA, which could have implications for worldwide distribution.

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

Skeletal muscle

There are a variety of genetic muscle disorders, including muscular dystrophies, that may be treated by efficient and systemic genetic medicine to skeletal muscle. We are currently developing a ctLNP utilizing a targeting ligand to deliver ceDNA specifically to skeletal muscle.

We believe this approach would have several benefits for rare monogenic diseases of the skeletal muscle, including:

●	early treatment, near the onset of disease, before inflammation and fibrosis progressively replace muscle fibers;
●	delivery of full-length of defective skeletal muscle genes, which are often very large as is the case, for example, for dystrophin, the gene responsible for Duchenne Muscular Dystrophy, or DMD, and genes that form the sarcoglycan complex, which are responsible for various forms of limb-girdle muscular dystrophy;
●	efficient delivery of the gene of interest to enough muscle fibers to change the course of disease;
●	sufficient expression within transduced muscle fibers to allow for normal constitution of the skeletal muscle fibers during growth and development; and
●	keeping up with patients’ needs over time through redosing.

We have identified a number of potential ligands for skeletal muscle and have been able to conjugate peptide-based ligands to ctLNP that have enhanced uptake into a differentiated skeletal muscle cell line, or myocyte, in vitro. These peptide-based ligands target known receptors, such as the transferrin receptor that is present on the surface of skeletal muscle. ctLNPs that include these peptide-based ligands on the surface of the particle have demonstrated high levels of uptake in muscle cells in culture. We have observed this in our in vitro studies where red dye was added to the ctLNP to enable quantification of uptake into these cells, as shown in the figure below. We are pursuing muscle-targeted ctLNPs for in vivo, systemic administration to target skeletal muscle and replace missing or defective genes, such as dystrophin in the case of Duchenne Muscular Dystrophy.

ctLNP targeting skeletal muscle using peptide ligand

Enhanced uptake in c2c12 myocytes

LNPs are one of the most advanced non-viral delivery solutions for nucleic acid therapeutics. We have built on the attributes of the second generation of clinical LNPs, which include improved tolerability through utilization of biodegradable lipids. Specifically, we have engineered our ctLNP to allow for active targeting of specific cell types in vivo. Targeted delivery of DNA in vivo without incurring innate immune reactions has long been a challenge in the genetic medicine field. The profile of our ctLNP has led to further improvements in tolerability, increased delivery efficiency and application to tissues beyond liver and immune cells. Our ctLNP delivery system has shown in vitro proof of concept for skeletal muscle. We believe there are many diseases in the skeletal muscle with unmet need such as DMD, myotonic dystrophy, limb girdle dystrophies and fascioscapulohumeral dystrophies, which we may pursue in the future.

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

Manufacturing

We have personnel with extensive technical, manufacturing, analytical and quality experience to oversee all internal and contracted manufacturing and testing activities. Relying on these personnel, we have developed RES, our novel, next-generation rapid enzymatic approach to manufacture ceDNA that does not rely on Sf9 cells. Instead, RES uses enzymes to convert plasmid and synthetic oligonucleotides DNA into ceDNA, similar to the current high-capacity methods used to manufacture mRNA vaccines. RES has consistently yielded highly pure ceDNA, reduced ceDNA variability, and shortened our ceDNA production cycle time from 28 days to one day. We expect that scaling RES may enable us to manufacture our potential drug candidates in a cost-effective manner and to expand access to patients with prevalent diseases that require hundreds of millions of doses, on a sustainable basis, and have transitioned all of our portfolio programs to RES.

In July 2021, we entered into a lease agreement with Zinc II PropCo 2020, LLC to build out an approximately 104,000 square foot current cGMP-compliant manufacturing facility in Waltham, Massachusetts. The facility, expected to be operational in 2023, is intended for ceDNA manufacturing utilizing RES for drug substance manufacturing and ctLNP production resulting in cGMP-compliant clinical and initial commercial supply. In addition, the new facility is designed to provide expanded capacity for research production and process development activities. We plan to invest up to $45 million in the build-out of the new manufacturing facility over the next two years. We plan to continue to rely on CDMOs during and after construction to provide redundancy and secure additional ceDNA supply.

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

Our success depends in part on our ability to:

●	obtain, maintain, enforce and defend patent and other intellectual property rights for our commercially important technology, inventions and improvements;
●	preserve the confidentiality of our trade secrets and other confidential information;
●	obtain and maintain licenses to use and exploit intellectual property owned or controlled by third parties;
●	operate without infringing, misappropriating or otherwise violating any valid and enforceable patents and other intellectual property rights of third parties; and

●	defend against challenges and assertions by third parties challenging the validity or enforceability of our intellectual property rights, or our rights in our intellectual property, or asserting that the operation of our business infringes, misappropriates or otherwise violates their intellectual property rights.

Patent portfolio

As of December 31, 2021, we own approximately 47 patent application families related to our business, including 10 pending Patent Cooperation Treaty, or PCT, patent applications and 17 PCT applications that have entered the national stage in the United States and certain foreign jurisdictions, including Europe and Japan (one of which is jointly owned with UMass), and we exclusively license one patent application family, which includes issued patents in each of the United States, Europe and Russia, allowed patent applications in Japan, South Korea, and South Africa, and pending national stage applications in several other jurisdictions, including Australia, Canada, China, Hong Kong, Israel, Mexico, New Zealand, and Singapore. We also non-exclusively license one patent application family, which includes issued patents in each of the United States, Australia and Israel and national stage patent applications in several other jurisdictions, including Europe and Japan. In addition, we own approximately 23 U.S. provisional patent applications within the priority year. Currently, all wholly-owned patent applications covering any of our programs or technology, including the ceDNA platform, ctLNP delivery system and manufacturing processes are pending and have not been allowed or granted. Our owned and licensed patents and patent applications cover various aspects of our programs and technology, including our ceDNA construct, ctLNP delivery system and manufacturing process as further described below. Any U.S. or foreign patents issued from national stage filings of our owned or exclusively in-licensed patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2037 through 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

ceDNA construct

As of December 31, 2021, we own approximately 29 patent application families, including four pending PCT patent applications and ten PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States (one of which is jointly owned with UMass and one of which is jointly owned with Vir Biotechnology), and we exclusively license from UMass and Voyager one patent family, which has been granted in the United States, Europe and Russia, allowed in Japan, South Korea and South Africa, and pending in other jurisdictions, including Australia, Canada, China, Hong Kong, Israel, Mexico, New Zealand, and Singapore. These issued patents and pending patent applications cover various aspects of our ceDNA construct, including ceDNA construct variants, certain disease-targeted ceDNA compositions and methods of use. We have also non-exclusively licensed one patent application family from the NIH and the Institut de Myologie, Universite Pierre et Marie Curie, Centre National de la Recherche Scientifique and Inserm Transfert SA, which we refer to as the French Institutions, which includes issued patents in each of the United States, Australia and Israel and national stage patent applications in other jurisdictions, including Europe and Japan, which cover our ceDNA construct, certain disease-targeted ceDNA compositions and methods of use. In addition, we own approximately 16 U.S. provisional patent applications within the priority year, which cover ceDNA construct variants, general applications of the ceDNA construct technology and certain properties of the construct, specific disease-targeted ceDNA compositions and methods of use. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from non-provisional applications we may file in connection with the pending provisional patent applications would be scheduled to expire on various dates from 2038 through 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

ctLNP delivery system

As of December 31, 2021, we own approximately 15 patent application families, including five pending PCT patent applications and five PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States, and approximately six U.S. provisional patent applications within the priority year with respect to our ctLNP delivery system, including certain lipid and lipid nanoparticle compositions and combinations with ceDNA and/or targeting agents and methods of use. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from any non-provisional applications we may file in connection with these provisional patent applications would be scheduled to expire on various dates from 2038 through 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Manufacturing processes

As of December 31, 2021, we own approximately three patent application families, including two PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States, and one U.S. provisional patent application within the priority year with respect to our ceDNA manufacturing processes. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from any non-provisional applications we may file in connection with the provisional patent application would be scheduled to expire on various dates from 2039 through 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

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

License agreement with the National Institutes of Health

In February 2017, we entered into a license agreement with the NIH, which was amended in July 2019 to include the French Institutions as licensors. Pursuant to the amended agreement, or the NIH Agreement, NIH and the French Institutions granted us a worldwide, non-exclusive license under a patent application family related to our ceDNA construct. This patent application family includes national stage patent applications in jurisdictions outside the United States, including Europe and Japan, and issued patents in each of the United States, Australia, China and Israel. The issued patents and any future patents issued from the pending patent applications would be scheduled to expire on various dates from March 2032 through October 2032, without taking into account any possible extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. The non-exclusive license confers the right to make and have made, research and have researched, use and have used, sell and have sold, offer to sell and import products and to practice processes, in each case, covered by the licensed patents and patent applications, for the treatment, prevention or palliation of any human disease or condition.

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

As part of the NIH Agreement, we agreed to make milestone payments upon the achievement of certain milestones up to a maximum aggregate total of $350,000 for each licensed product, as well as a low single-digit royalty on net sales of licensed products. These royalty obligations last on a licensed product-by-licensed product and country-by-country basis until the expiration of the last licensed patent rights covering such licensed product in such country. In addition, if we sublicense rights under the NIH Agreement, we are required to pay a high single-digit percent of the sublicense revenue to NIH. Additionally, under the NIH Agreement, we may be required to reimburse the French Institutions for a portion of certain past and ongoing patent related expenses, including expenses associated with the preparation, filing, prosecution and maintenance of all patents and patent applications. As of December 31, 2021, there have been no invoiced expenses related to these reimbursable costs.

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

As part of the UMass Agreement, we have issued to UMass 125,677 shares of our common stock. In addition, we may be obligated to make milestone payments up to $1,143,750 per licensed product that are contingent upon the achievement of certain regulatory and commercialization milestones, as well as low single-digit royalties on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis. If we sublicense our rights under the UMass Agreement, we are required to pay a low-to-mid single-digit percentage of the license revenue to UMass, which will vary depending on when the sublicense agreement to a third party was executed. Royalty obligations under the UMass Agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country. As of December 31, 2021, we have paid the first milestone to UMass for the issuance of the first patent in the licensed patent application family, and we have recorded no royalty or other milestone liabilities under the UMass Agreement.

Competition

The biotechnology and biopharmaceutical industries generally, and the genetic medicine field specifically, are characterized by rapid evolution of technologies, sharp competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our technology, development experience and scientific knowledge in the field of genetic medicine, nucleic acid delivery and manufacturing provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions.

There are numerous companies that are selling or developing genetic medicines, including in indications for which we may develop our non-viral genetic medicines. These companies include viral gene therapy companies such as BioMarin Pharmaceuticals, Inc., Homology Medicines, Inc., Adverum Biotechnologies, Inc., Ultragenyx Pharmaceutical Inc. and Hoffmann La Roche Ltd; gene editing companies such as CRISPR Therapeutics AG, Intellia Therapeutics, Inc., Editas Medicine, Inc., and Beam Therapeutics Inc.; and mRNA companies such as Moderna, Inc.

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

The FDA must approve a product candidate for a therapeutic indication before it may be marketed in the United States. An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practices, or GLP regulations;
●	completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
●	design of a clinical protocol and its submission to the FDA as part of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;
●	preparation and submission to the FDA of a BLA for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the BLA;
●	payment of user Prescription Drug User Fee Act, or PDUFA, securing FDA approval of the BLA and licensure of the new biologic product; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies or other post-marketing commitments required by the FDA.

Preclinical studies and investigational new drug application

Before testing any biologic product candidate in humans, including a genetic medicine product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved new drug application, or NDA. In support of a request for an IND application, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

Following commencement of a clinical trial under an IND application, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND application. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so. No more than 30 days after the imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following the issuance of a clinical hold or partial clinical hold, a clinical investigation may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical study subjects.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND application. When a foreign clinical study is conducted under an IND application, all IND application requirements must be met unless waived by the FDA. When a foreign clinical study is not conducted under an IND application, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND application or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND application foreign clinical studies, as well as the quality and integrity of the resulting data.

Additionally, genetic medicine clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH also are potentially subject to review by a committee within the NIH’s Office of Science Policy called the Novel and Exceptional Technology and Research Advisory Committee, or the NExTRAC. As of 2019, the charter of this review group has evolved to focus public review on clinical trials that cannot be evaluated by standard oversight bodies and pose unusual risks. With certain genetic medicine protocols, FDA review of or clearance to allow the IND to proceed could be delayed if the NExTRAC decides that full public review of the protocol is warranted.

Reporting clinical trial results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s final rule on registration and reporting requirements for clinical trials became effective in 2017, and both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Specifically, the PHSA grants the Secretary of the U.S. Department of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to the HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA did issue its first notice of noncompliance to a manufacturer in April 2021.

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

●	Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.

●	Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
●	Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets forth a number of considerations for sponsors of clinical trials impacted by the COVID-19 pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of the COVID-19 pandemic; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things. The FDA has indicated that it will continue to provide any necessary guidance to sponsors, clinical investigators, and research institutions as the public health emergency evolves.

Interactions with FDA during the clinical development program

Following the clearance of an IND application and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND application safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. When clinical data is submitted to support marketing applications, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND application, or pre-IND application meeting, at the end of a Phase 2 clinical trial, or EOP2 meeting, and before an NDA or BLA is submitted, or pre-NDA or pre-BLA meeting. Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND application and pre-NDA/pre-BLA meetings, as well as Type B end of phase meetings, such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2 meeting, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the FDA’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Pediatric Studies. Under the Pediatric Research Equity Act of 2003, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial pediatric study plan within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what is considers abuse of this statutory exemption in the Pediatric Research Equity Act of 2003, or PREA, by announcing that is does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

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

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products, gene therapies for rare diseases and gene therapies for retinal disorders, as well as draft guidance in January 2021 for Human Gene Therapy for Neurodegenerative Diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-up based on the potential for risk of such effects. For AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a 5-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

Until 2019, most gene therapy clinical trials in the United States required pre-review by the predecessor of the NExTRAC before being approved by the IRBs and any local biosafety boards or being allowed to proceed by the FDA. In 2019, the NIH substantially eliminated the pre-review process and going forward, the review of gene therapy clinical trial protocols would be largely handled by local IRBs and institutional biosafety committees, or IBCs, in addition to the FDA. Furthermore, in 2019, the NIH removed from public access the Genetic Modification Clinical Research Information System database, which previously contained substantial amounts of safety and other participant information regarding human gene therapy trials performed up to that time.

Compliance with cGMP requirements

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

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

Regulatory requirements governing manufacturing

The FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the NDA sponsor and any third-party manufacturers involved in producing the approved product.

Acceptance and review of BLAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product and the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under the PDUFA is substantial (for example, for fiscal year 2022, this application fee is approximately $3.1 million), and the sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2022 is more than $369,000 per eligible prescription product. These fees, of which the application fee may be waived for products with orphan drug designation, are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor by that time whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review”. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND applications and GCP requirements and the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions.  Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

The FDA also may require submission of a REMS if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.

Decisions on BLAs

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a CRL or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for the FDA’s review. The FDA review team then issues a recommendation, and a senior FDA official makes a decision.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six month extension to respond. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population and indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings, or precautions be included in the product labeling; post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval; and/or testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs and biologics within 30 days of approval of such products. To date, CRLs are not publicly available documents.

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

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review, accelerated approval, or regenerative medicine advanced therapy designation.

●	Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. The FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
●	Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
●	Regenerative medicine advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is an RMAT that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of an RMAT designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

None of these expedited programs changes the standards for approval but they may help expedite the development or approval process of product candidates.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about a product;
●	mandated modification of promotional materials and labeling and issuance of corrective information;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product recall, seizure or detention, or refusal to permit the import or export of products;
●	injunctions or the imposition of civil or criminal penalties; and
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In September 2021, the FDA published final regulations that describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.

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

Finally, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety and efficacy in the new indication. Even if such trials are conducted, the FDA may not approve any expansion of the labeled indications for use in a timely fashion, or at all. There also are continuing, annual user fee requirements that are now assessed as program fees for certain approved drugs.

Orphan drug designation and exclusivity

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

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued final guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or provide a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of the FDA Reauthorization Act of 2017, or FDARA in 2017, but have not yet been approved or licensed by the FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

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

Regulatory exclusivity governing biologics

When a biological product is licensed for marketing by the FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring the FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was enacted in the United States and included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application for a product that is “biosimilar to” a previously approved biological product, which the statute refers to as a “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity and potency. The biosimilar applicant may demonstrate that its product is biosimilar to the reference product on the basis of data from analytical studies, animal studies and one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find not only that the product is biosimilar to the reference product but also that it can be expected to produce the same clinical results as the reference product such that the two products may be switched without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. Following approval of the interchangeable biosimilar product, the FDA may not grant interchangeability status for any second biosimilar until one year after the first commercial marketing of the first interchangeable biosimilar product.

A reference biological product is granted 12 years of exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference product until four years after the date of first licensure of the reference product. Even if a product is considered to be a reference product eligible for exclusivity, however, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date.  At the same time, since the passage of the BPCIA, many states have passed laws or amendments to laws that address pharmacy practices involving biosimilar products.

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

Federal and state data privacy and security laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials will be regulated by HIPPA’s Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws and other states will likely be considering similar laws in the near future.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines,  contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

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

In April 2020, the FDA issued additional guidance that describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. This guidance builds upon existing policy regarding the labeling of companion diagnostics. In its 2014 guidance, the FDA stated that if evidence is sufficient to conclude that the companion diagnostic is appropriate for use with a specific group of therapeutic products, the companion diagnostic’s intended use or indications for use should name the specific group of therapeutic products, rather than specific products. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, diagnostic tests require pre-notification marketing clearance or approval from the FDA prior to commercial distribution.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For fiscal year 2022, the standard fee is $374,858 and the small business fee is $93,714.

Regulation and procedures governing approval of medicinal products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, but it has not yet become effective. The Clinical Trial Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all European Union member states in which an application for authorization of a clinical trial has been submitted (member states concerned). Part II is assessed separately by each member state concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned European Union member states. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

On January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The Clinical Trial Information System went live in January 2022 and will be fully implemented under a 3-year transition period.

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

National Authorization Procedures

There are also two other possible routes to authorize medicinal products in several European Union member states, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

●	Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union member state of medicinal products that have not yet been authorized in any European Union member state and that do not fall within the mandatory scope of the centralized procedure. The applicant may choose a European Union member state as the reference European Union member state to lead the scientific evaluation of the application.
●	Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union member state (which acts as the reference member state), in accordance with the national procedures of that member state. Following this, further marketing authorizations can be progressively sought from other European Union member states in a procedure whereby the members concerned agree to recognize the validity of the original, national marketing authorization produced by the reference European Union member state.

Under the above-described procedures, before granting the marketing authorization, the EMA or the competent authorities of the European Union member state of the European Economic Area, or the EEA, make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Conditional Approval

In specific circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Approval of companion diagnostic devices

In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU)

2017/745), or MDR, which came into force on May 26, 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the Conformitè Europëenne mark of conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the European Union for medical devices.

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation (Regulation (EU) 2017/746), which will become effective in May 2022. The new regulation will replace the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device have until May 2022 to update their technical documentation to meet the requirements and comply with the new, more stringent regulation. Once applicable, the regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Brexit and the regulatory framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there was a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as the United Kingdom legislation now has the potential to diverge from European Union legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. The Medicines and Healthcare Regulatory Agency published detailed guidance for industry and organizations to follow from January 1, 2021 at the completion of the transition period, which the Agency will update as the United Kingdom’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom government has already determined that it considers all European Union 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. We may, however, incur liabilities, expenses, costs and other operational losses under GDPR and applicable European Union member states and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for drug products under government healthcare programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut remaining thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

Pharmaceutical prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the prices of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the prices of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden Administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden Administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, the HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic pharmaceuticals, and increase transparency; and foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Human Capital Resources

As of December 31, 2021, we had approximately 150 employees, all of whom are full-time employees, including a total of 52 employees with M.D. or Ph.D. degrees. Of these full-time employees, approximately 93 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our success is dependent on our ability to attract and retain highly talented individuals. Our programs cultivate employee engagement, diversity, equity and inclusion, growth and development while consistently providing competitive compensation and benefits. Our benefit programs are designed to meet the diverse needs of our employees and focus on promoting well-being across all aspects of their lives. These programs include healthcare, retirement planning, education planning, and extensive time off.

To ensure our employees are consistently paid competitively, we perform a formal compensation benchmark analysis of our employees’ base salary, bonus potential, and equity awards twice per year and link annual bonuses to overall company performance. In addition to our compensation benchmarking analysis, we perform a gender pay gap analysis designed to ensure that women are paid equally to their male counterparts. Employees are paid based on our compensation philosophy, which includes paying employees competitively and at a rate consistent with an employee’s position, knowledge and skills. Our equity incentive plans are also designed to attract, retain and motivate our employees, consultants and directors through the granting of stock-based compensation awards.

In response to the COVID-19 pandemic and to provide a safe work environment for our employees, we modified our normal operations, including, among other things, limiting the numbers of employees on-site to those whose presence is needed for their job activities. In the recent months, some employees have transitioned back to working on-site in conjunction with the implementation of additional safety and infection prevention measures. We continually monitor the COVID-19 pandemic and will take actions as may be required or recommended by federal, state or local government authorities or as we determine are in the best interests of our employees and other business partners. For further information regarding the impact of the COVID-19 pandemic and actions taken in response to the pandemic, including with respect to our employees, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We also strive to make our company an inclusive, safe and healthy workplace, with opportunities for each of our employees to grow and develop in their careers. We believe it is crucial to, and our directors and senior management strongly support, a no-tolerance stance for workplace harassment, biases and unethical behavior. All employees, including senior management, are required to abide by, review and confirm compliance to our Code of Business Conduct and Ethics and other internal policies that outline our high expectations. Additionally, we promote opportunities for all employees to join our Acting for Justice and Women’s Forums, which support and promote certain mutual objectives of both us and our employees, including inclusion and diversity.

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

ITEM 1A.RISK FACTORS

Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report and in other documents that we file with the SEC in evaluating the company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impact our business, prospects, financial condition and results of operations.

Risks related to our financial position and need for additional capital

We have incurred significant losses since our inception, have no products approved for sale and we expect to incur losses over the next several years.

Since inception, we have incurred significant operating losses. Our net losses were $119.2 million, $80.5 million and $61.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $308.1 million. To date, we have funded our operations with the proceeds from instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock (which converted into common stock in 2020) and the sale of common stock in public offerings. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	continue our current research programs and conduct additional research programs;
●	advance any product candidates we identify into preclinical and clinical development;
●	expand the capabilities of our proprietary non-viral genetic medicine platform;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;

●	hire additional clinical, regulatory and scientific personnel;
●	build out and maintain a commercial-scale cGMP-compliant manufacturing facility;
●	establish additional manufacturing sources and secure supply chain capacity sufficient to provide necessary quantities of any product candidates we may develop for clinical or commercial use;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

We have not initiated clinical development of any product candidate and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

●	identifying product candidates and completing preclinical and clinical development of any product candidates we may identify;
●	obtaining regulatory approval for any product candidates we may develop;
●	manufacturing, marketing and selling any products for which we may obtain regulatory approval;
●	achieving market acceptance of any product candidates we may develop for which we obtain regulatory approval as a viable treatment option; and
●	satisfying any post-marketing requirements.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate preclinical testing and clinical trials of and potentially seek marketing approval for any product candidates we may develop. In addition, we expect our expenses to increase in connection with the build out of an approximately 104,000 square foot cGMP-compliant manufacturing facility that we intend to operate for ceDNA manufacturing utilizing RES for drug substance manufacturing and ctLNP production resulting in cGMP-compliant clinical and initial commercial supply, and to provide expanded capacity for research production and process development activities. We plan to invest up to $45 million in the build-out of the new manufacturing facility over the next two years. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms or at all, we may be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Our future capital requirements will depend on many factors, including:

●	the identification of additional research programs and additional product candidates;
●	the scope, progress, costs and results of preclinical and clinical development for any product candidates we may develop;
●	the costs, timing and outcome of regulatory review of any product candidates we may develop;
●	the cost and timing of completion of commercial-scale manufacturing activities, including the build out and maintenance of a commercial-scale cGMP-compliant manufacturing facility;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates we may develop for which we receive marketing approval;
●	the costs and scope of the continued development of our non-viral genetic medicine platform;
●	the costs of satisfying any post-marketing requirements;
●	the revenue, if any, received from commercial sales of product candidates we may develop for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting applications for patents, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, including claims of infringement, misappropriation or other violations of third-party intellectual property;
●	the costs of operational, financial and management information systems and associated personnel;
●	the associated costs in connection with any acquisition of in-licensed products, intellectual property and technologies; and

●	the costs of operating as a public company.

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

Our limited operating history, particularly in light of the rapidly evolving genetic medicine field, may make it difficult to evaluate our technology and industry and predict our future performance. Our limited history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2021, we had federal NOLs of $292.2 million and state NOLs of $288.5 million.

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

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union.

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of product candidates we may identify and develop will depend on many factors, including the following:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;
●	effective IND applications or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any product candidates we may develop;
●	successful enrollment and completion of clinical trials, including under the FDA’s GCPs, current Good Laboratory Practices, or cGLPs, and any additional regulatory requirements from foreign regulatory authorities;
●	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations of any product candidates we may develop;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;
●	establishment, maintenance, defense and enforcement of patent, trademark, trade secret and other intellectual property protection or regulatory exclusivity for any product candidates we may develop;
●	commercial launch of any product candidates we may develop, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of any product candidates we may develop, including method of administration, if and when approved, by patients, the medical community and third-party payers;
●	effective competition with other therapies;
●	maintenance of a continued acceptable safety, tolerability and efficacy profile of any product candidates we may develop following approval; and
●	establishment and maintenance of healthcare coverage and adequate reimbursement by payers.

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

Further, timely completion of preclinical activities is dependent upon the availability of preclinical sites, researchers, investigators and research materials, which may be adversely affected by global health matters, such as pandemics. We and our CDMOs and contract research organizations, or CROs, experienced a temporary reduction in the capacity to undertake research scale production and to execute some preclinical studies. Additionally, we and they may face disruptions in the future that affect our ability to initiate and complete preclinical studies, and, due to the COVID-19 pandemic, have experienced, and may continue to experience, challenges in procuring items that are essential for our research and development activities.

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

Identifying and qualifying patients to participate in clinical trials of any product candidates we may develop is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:

●	perceived risks and benefits of novel genetic medicine-based approaches;
●	size of the patient population, in particular for rare diseases, and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;

●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease or disorder under investigation;
●	proximity and availability of clinical trial sites for prospective patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	travel restrictions as a result of the ongoing COVID-19 pandemic;-
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would harm our business, financial condition, results of operations and prospects.

Other events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory authorities on trial design;
●	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CLROs, and clinical trial sites;
●	delays in opening clinical trial sites or obtaining required institutional review board, or IRB, or independent ethics committee approval, or the equivalent review groups for sites outside the United States, at each clinical trial site;
●	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
●	failure by us, any CLROs we engage or any other third parties to adhere to clinical trial requirements;
●	failure to perform in accordance with the FDA’s GCPs;
●	failure by physicians to adhere to delivery protocols leading to variable results;
●	delays in the testing, validation, manufacturing and delivery of any product candidates we may develop to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
●	delays in the build-out of our manufacturing facility;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a trial;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

●	impact of the COVID-19 pandemic, our response thereto and responses by other businesses and governments;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of serious adverse events associated with a product candidate in development by another company, which are viewed to outweigh its potential benefits, and which may negatively impact the perception of our product due to a similarity in technology or approach;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	changes in the legal or regulatory regimes domestically or internationally related to patient rights and privacy; or
●	lack of adequate funding to continue the clinical trial.

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

Additionally, if the results of future clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with any product candidates we may develop, we may:

●	be delayed in obtaining marketing approval for product candidates, if at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to changes in the way the product is administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
●	be subject to the addition of labeling statements, such as warnings or contraindications;
●	be sued; or
●	experience damage to our reputation.

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

We will need to build our internal and external capabilities in designing and executing a genetic medicine clinical trial. There are many known and unknown risks involved in translating preclinical development of genetic medicines to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. Furthermore, our genetic medicine programs are initially targeting rare diseases with relatively small populations, which limits the pool of potential subjects for our genetic medicine clinical trials. If we are unable to initiate and conduct our genetic medicine clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our genetic medicine programs may be diminished.

Our non-viral genetic medicine platform is based on novel technologies that are unproven, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

We have concentrated our research and development efforts on our non-viral genetic medicine platform, and our future success depends on the successful development of our platform.

However, the technologies that comprise our platform, including RES, are new and largely unproven. These technologies have not been clinically tested and the scientific evidence to support the feasibility of developing product candidates based on those technologies is both preliminary and limited. Additionally, the majority of our preclinical studies to date have been completed with ceDNA produced using a different manufacturing process than RES and we may not achieve the same results with ceDNA produced by RES. Successful development of product candidates by us will require solving a number of issues, including the expansion of our ctLNP delivery system to tissues and cell types beyond the liver and retina and obtaining expression levels sufficient to address or ameliorate each target disease or indication. There can be no assurance we will be successful in solving any or all of these issues. We have concentrated our research efforts to date on developing the components of our platform, and our future success is highly dependent on the successful development of our ceDNA constructs, our ctLNP delivery system and therapeutic applications of these technologies. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing our therapeutics. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in any indication we pursue.

There can be no assurance that any development problems we experience in the future related to our non-viral genetic medicine platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from initiating or conducting clinical trials or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate may vary according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates, and even more so for product candidates intended to treat diseases for which there are approved therapies that may allow a normal life span as compared with those intended to treat serious and life-threatening diseases for which there are no other treatment options available. There are approved therapies for our lead indications, hemophilia A and PKU, in some jurisdictions in the world. As a result, the regulatory burden to initiate clinical trials or to obtain regulatory approval of any product candidate we may develop for those indications may be more extensive in those jurisdictions than for product candidates intended to treat diseases that are life threatening and for which no therapies are approved. Only a small number of non-viral genetic medicines have successfully reached the clinical trial phase of development, limiting insight into the regulatory review process. Requirements by regulatory authorities for any product candidate we may develop may change in response to the availability of other therapies for the indication our product candidates are designed to treat or to issues observed in clinical trials of genetic medicines of other companies, even if using technology that differs from ours. We intend to pursue genetic medicine programs in both rare and prevalent diseases, some of which may have available approved therapies. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals in either the United States or the European Union for any product candidates we may develop or how long it will take to commercialize any product candidate that receives marketing approval.

If any product candidates we may develop cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

We have not evaluated any product candidates in human clinical trials. Moreover, there have been only a limited number of clinical trials involving the use of non-viral genetic medicines and none involving ceDNA constructs or other technology similar to our technology. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genetic medicine field, there have been several significant adverse events from genetic medicine treatments in the past, including reported cases of leukemia and death. There can be no assurance that our technologies will not cause undesirable side effects.

We use a ctLNP delivery system to deliver our ceDNA constructs. Lipid nanoparticles have been shown to induce necrosis in the liver at certain doses and induce infusion related reactions, as well as to initiate systemic inflammatory responses. While our ctLNPs are a new generation of LNP, there can be no assurance that our ctLNPs will not have undesired effects. Our ctLNPs could contribute, in whole or in part, to immune reactions, infusion reactions, complement reactions or antibody reactions. In addition, certain aspects of our non-viral genetic medicines may induce immune reactions from the lipid as well as adverse reactions within liver pathways or degradation of the LNP into its component molecules or metabolites, any of which could lead to significant adverse events in one or more of our future clinical trials. Many of these types of side effects have been seen for LNPs. Once delivered to target cells, DNA-based payloads, such as those carried by our ceDNA constructs, may interact with host proteins or chromosomal DNA in the cell endosome, cytosol or nucleus.

AAV genomes have been shown in some cases to initiate intracellular immune activation, which can lead to transcriptional changes, and local tissue interferon responses, which may lead to immune infiltrates and tissue damage. AAV genetic material may also integrate into the host chromosome, which could contribute to modified cell function transformation. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in future clinical trials and would result in significant delays in our programs.

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

Regulatory approval of and/or demand for our potential products will depend in part on public acceptance of the use of genetic medicine for the prevention or treatment of human diseases. Safety issues that might arise in trials for genetic medicines other than our own could adversely impact public attitudes towards our platform and product candidates notwithstanding that the genetic medicines we are developing are non-viral.

There are a number of clinical trials of genetic medicines ongoing. There is a potential risk of delayed adverse events following exposure to genetic medicine products due to persistent biologic activity of the genetic material or other components of products used to carry genetic material. Possible adverse side effects that may occur with treatment with genetic medicine products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients.

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

We are in the early stage of research in the development of our platform and have not identified any product candidates or conducted any IND-enabling studies or any clinical trials. As a result, our belief in the capabilities of our platform is based on early research and preclinical studies. However, the results of early preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

We may not be successful in our efforts to identify, discover or develop potential product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates based on our non-viral genetic medicine platform. All of our product development programs are still in the research or preclinical stage of development. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval.

In addition, although we believe our platform will position us to rapidly expand our portfolio of programs beyond our current programs, we have not yet successfully developed any product candidate and our ability to expand our portfolio may never materialize. The process by which we identify and disclose product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

●	we may not be able to assemble sufficient resources to acquire or discover product candidates;
●	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;
●	potential product candidates we develop may nevertheless be covered by third parties’ patents or other intellectual property rights;
●	potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;
●	potential product candidates may not be effective in treating their targeted diseases or disorders;
●	the market for a potential product candidate may change so that the continued development of that product candidate is no longer reasonable;
●	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
●	the regulatory pathway for a potential product candidate is too complex and difficult to navigate successfully or economically.

If we are unable to identify and discover suitable product candidates for clinical development, this would adversely impact our business strategy and our financial position and share price and could potentially cause us to cease operations.

The genetic medicine field is relatively new and evolving rapidly. We are focusing our research and development efforts on our non-viral genetic medicine platform, but other genetic medicine technologies may be discovered that provide significant advantages over our platform, which could materially harm our business.

To date, we have focused our efforts on the advancement of our non-viral genetic medicine platform, which is designed to overcome the limitations of current viral genetic medicine approaches. However, while these modalities have demonstrated their limitations, there are many companies that are developing new genetic medicines, including viral gene therapies, gene editing, base editing of either DNA or RNA and mRNA-based therapeutics. There can be no certainty that these companies will not develop genetic medicines that address some of these limitations and will be considered to have advantages over our non-viral genetic medicine platform. For example, in December 2019, Dyno Therapeutics, Inc. announced a new technique for AAV delivery that allows the researchers to engineer the virus shell to deliver the gene package to the exact cell type in the body they intend to treat. This new method may reduce concerns about off-target AAV delivery and make it a more attractive delivery system. Additionally, Selecta Biosciences Inc. and Asklepios BioPharmaceutical Inc. are developing a transient immunosuppressive approach with AAV and a new formulation of rapamycin that is designed to shield AAV from an immune response, potentially enabling redosing to improve efficacy, initiate treatment in children or extend the time of effective therapy.

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

We will face an inherent risk of clinical trial and product liability exposure related to the testing of any product candidates we may develop in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no product candidates in clinical trials or that have been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend any related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize any product candidates we may develop.

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

In July 2021, we entered into a lease for approximately 104,000 square feet to develop a cGMP-compliant facility in Waltham, Massachusetts at which we intend to operate our own manufacturing facility. The facility requires substantial build-out and there can be no assurance that we will complete such build-out in a timely manner or at all, and the costs of doing so may be greater than we anticipate. Additionally, any future changes in our manufacturing process may result in a delay in using, or the inability to use, our manufacturing facility as intended. Any commercial manufacturing facility we develop will also require regulatory approval by the FDA, the EMA, or other regulatory agencies, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations.

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

Genetic medicine drug products are complex and difficult to manufacture. We intend to build out and operate our own manufacturing facility to scale ceDNA manufacturing utilizing RES for additional research material as well as cGMP-compliant clinical and initial commercial supply. We plan to continue contracting with CDMOs during and after construction of our new manufacturing facility to ensure redundancy, secure additional ceDNA supply and provide materials needed for commercial supply.

A number of risk factors common to the manufacturing of biologics and drugs could also cause production issues or interruptions for our genetic medicines, including raw material or starting material variability in terms of quality,  productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, pandemics or “acts of god” that are beyond our or our contract manufacturers’ control. It is often the case that early-stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP-compliant processes, or scaling our manufacturing to sufficient levels, and any changes in the manufacturing process may affect the safety and efficacy profile of our product candidates.

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

Our non-viral genetic medicine platform and RES are novel, and the combination of a novel manufacturing process and novel constructs with untested development of the process at a larger scale may cause us to experience delays in satisfying regulatory authorities or production problems that result in delays in our development or commercialization programs, limit the supply of any product candidates we may develop or otherwise harm our business.

Our non-viral genetic medicine platform and RES are novel and the manufacture of products on the basis of our platform using RES are untested at a large scale. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our preclinical or clinical development of any product candidates we may develop. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs and the regulatory review and approval process may be more expensive or take longer than for other product candidates that may be produced using manufacturing processes with which such regulatory agencies are more familiar. The ability to scale our manufacturing and maintain the manufacturing process at the same levels of quality and efficacy that we are currently manufacturing is yet to be tested. If we or our CDMOs are unable to scale our manufacturing at the same levels of quality and efficiency, we may not be able to supply the required number of doses for clinical trials or commercial supply, and our business could be harmed.

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

An important part of the manufacturing of our potential product candidates is analytical testing. Analytical testing of genetic medicines involves tests that are more numerous, more complex in scope and take a longer time to develop and to conduct as compared to traditional drugs. We and our CDMOs may need to expend considerable time and resources to develop assays and other analytical tests for our product candidates, including assays to assess the potency of our product candidates. Some assays may need to be outsourced to specialized testing laboratories. Even when assays are developed, they may need to be further tested, qualified and validated, which may take substantial time and resources. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized our manufactured materials. If the results of the testing fail to meet our expectations, we may need to delay or repeat certain manufacturing and development activities.

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

We currently rely on a small number of third-party suppliers for our drug substance and drug product and expect to continue to rely on third-party suppliers for certain materials and components required for the production of any product candidates we may develop. Our dependence on these third-party suppliers and the challenges we may face in obtaining and maintaining adequate supplies of materials involve several risks, including limited control over pricing, availability and quality and delivery schedules. There is substantial demand and limited supply for certain of the raw materials used to manufacture genetic medicine products and these raw materials are usually sole-sourced, as there are a limited number of qualified suppliers. This limited supply, combined with any problems that may arise during the manufacturing process development, may create long lead times to manufacture or procure starting materials. The progress of our non-viral genetic medicine platform is highly dependent on these suppliers providing us or our contract manufacturer with the necessary starting materials that meet our requirements in a timely manner. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements.

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including CDMOs for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for the conduct of our animal testing and research. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols.

Although we intend to design the clinical trials for any product candidates we may develop, CLROs will conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●	have staffing difficulties;
●	fail to comply with contractual obligations;
●	experience regulatory compliance issues;
●	undergo changes in priorities or become financially distressed; or
●	form relationships with other entities, some of which may be our competitors.

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

The COVID-19 pandemic has impacted, and may continue to impact, our third-party CDMOs, CROs and CLROs, including through the effects of facility closures, disruptions to their supply chains, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. While we maintain an inventory of materials necessary to conduct our research and any preclinical studies, a prolonged outbreak could lead to shortages in these materials.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including any contract manufacturers of any product candidates we may develop, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturer must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s cGLP and cGMP regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any product candidates we may develop or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms or at all if they are affiliated with our competitors;
●	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, particularly if they are under contract with our competitors;
●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
●	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

Collaborations involving our research programs or any product candidates we may develop pose numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with any product candidates we may develop if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators may be acquired by a third party having competitive products or different priorities;
●	collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines;
●	collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our medicines or any product candidates we may develop or that result in costly litigation or arbitration that diverts management attention and resources;
●	we may lose certain valuable rights under certain circumstances, including if we undergo a change of control;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates we may develop; and
●	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

There are numerous companies that are selling or developing genetic medicines, including in indications for which we may develop our non-viral genetic medicines. These companies include viral gene therapy companies such as BioMarin Pharmaceuticals, Inc., Homology Medicines, Inc., Adverum Biotechnologies, Inc., Ultragenyx Pharmaceutical Inc. and Hoffmann La Roche Ltd; gene editing companies such as Crispr Therapeutics AG, Intellia Therapeutics, Inc., Editas Medicine, Inc., and Beam Therapeutics Inc.; and mRNA companies such as Moderna, Inc. See ‘‘Business—Competition’’ for additional information regarding competition.

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

If any product candidate we may develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers and others in the medical community. Sales of medical products depend in part on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost-effective as compared with competing treatments. Efforts to educate the medical community and third-party payers on the benefits of any product candidates we may develop may require significant resources and may not be successful. If any product candidates we may develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of such product candidates as demonstrated in clinical trials;
●	the potential advantages and limitations compared to alternative treatments;
●	the effectiveness of sales and marketing efforts;
●	the cost of treatment in relation to alternative treatments;
●	the clinical indications for which the product is approved;
●	the convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the timing of market introduction of competitive products;
●	the availability of third-party coverage and adequate reimbursement;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our products, if approved, together with other medications.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by CMS, since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. However, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage for the drug product. Further, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement agencies in the European Union may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.

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

In addition to CMS and private payers, professional organizations such as the American Medical Association can influence decisions about reimbursement for new products by determining standards for care. In addition, many private payers contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel;
●	the inability of sales personnel to educate adequate numbers of physicians on the benefits of any future products;
●	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payers;
●	the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
●	restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

The PPACA includes the BPCIA subtitle and it created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until

12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our biological products.

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

Much of our initial research and product development is focused on treatments for rare genetically defined diseases; as a result, the relevant patient population may be small. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with product candidates we may develop, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our product candidates we may develop, or may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations and prospects. Additionally, because of the potential that any product candidates we may develop could cure a target disease, we may not receive recurring revenues from patients and may deplete the patient population prevalence through curative therapy.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions with respect to any product candidates we may develop and our technology, including our ceDNA constructs, ctLNP delivery system, manufacturing processes and their respective components, formulations, combination therapies, methods of treatment, processes and development that are important to our business, as well as successfully defending these patents and other intellectual property against third-party challenges. We and our licensors have sought, and will seek, to protect our proprietary position by filing patent applications in the United States and abroad related to certain technologies and our platform that are important to our business. However, our patent portfolio is at an early stage and there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platform and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

We own certain patent applications, and exclusively in-license from UMass and Voyager Therapeutics, Inc. certain other patent applications, which cover our ceDNA platform structure, use and/or function, our ctLNP platform and its use, and ceDNA manufacturing processes, as applicable. Our pending patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 to 32 months, depending on the jurisdiction, from such application’s priority date in the jurisdictions in which we are seeking patent protection. Similarly, our pending provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of such provisional patent application’s filing date. If we do not timely file such national stage patent applications or non-provisional patent applications, we may lose our priority date with respect to such PCT or provisional patent applications, respectively, and any patent protection on the inventions disclosed in such PCT or provisional patent applications, respectively. While we and our licensors intend to timely file national stage and non-provisional patent applications relating to our PCT and provisional patent applications, respectively, we cannot predict whether any such patent applications will result in the issuance of patents. If we or our licensors do not successfully obtain issued patents, or, if the scope of any patent protection we or our licensors obtain is not sufficiently broad, we will be unable to prevent others from using any product candidates we may develop or our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to our ceDNA constructs, ctLNP delivery system, manufacturing processes or our other product candidates and technology would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and other jurisdictions. For example, we may be subject to a third-party submission of prior art to the USPTO’s challenging the validity of one or more claims of our owned or licensed patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. We may become involved in opposition, derivation, re-examination, inter partes review, post-grant review or interference proceedings and similar proceedings in foreign jurisdictions (for example, opposition proceedings) challenging our owned or licensed patent rights. In addition, a third party may claim that our owned or licensed patent rights are invalid or unenforceable in a litigation. An adverse result in any litigation or patent office proceeding could put one or more of our owned or licensed patents at risk of being invalidated, ruled unenforceable or interpreted narrowly and could allow third parties to commercialize products identical or similar to any product candidates we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges and proceedings may result in loss of patent rights, exclusivity, freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and any product candidates we may develop. Such challenges and proceedings may also result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments related to such challenges and proceedings and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

We are reliant upon licenses from third parties for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we rely on a license from the NIH and the French Institutions, pursuant to which we have been granted a non-exclusive, worldwide, royalty-bearing license to certain patent rights related to our ceDNA construct, to make and have made, research and have researched, use and have used, sell and have sold, offer to sell and to import products for the treatment, prevention or palliation of any human disease, disorder or condition. In addition, we rely on a license from UMass pursuant to which we have been granted an exclusive, worldwide, royalty-bearing license to certain patent rights related to our ceDNA construct to research, develop, manufacture, have manufactured, use, offer for sale, sell and import products in the treatment, prevention or palliation of any human disease, disorder or condition. Our existing license agreements, including our license agreements with NIH and UMass, impose, and we expect that future license agreements will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. For more information on the terms of the license agreements with NIH and UMass, see “Business—Intellectual property—License agreements.” We may enter into additional license agreements in the future.

Furthermore, the licensors of our license agreements have the right to terminate the agreement if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If our license agreements are terminated, we may lose our rights to develop and commercialize any product candidates or technology we may develop, lose patent protection any product candidates we may develop and our technology, experience significant delays in the development and commercialization of our product candidates and technology and incur liability for damages. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with any product candidates we may develop and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	our or our licensors’ ability to obtain, maintain and defend intellectual property and to enforce intellectual property rights against third parties;
●	the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate the intellectual property of the licensor that is not subject to the license agreement;
●	the sublicensing of patent and other intellectual property rights under our license agreements;
●	our diligence, development, regulatory, commercialization, financial or other obligations under the license agreement and what activities satisfy those diligence obligations;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners; and
●	the priority of invention of patented technology.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make genetic medicine products that are similar to any product candidates we may develop but that are not covered by the intellectual property, including the claims of the patents, that we own or license currently or in the future;
●	we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or license currently or in the future;
●	we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
●	it is possible that our or our licensors’ current or future pending patent applications will not lead to issued patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by third parties;
●	third parties might conduct research and development activities in jurisdictions where we do not have patent or other intellectual property rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents or other intellectual property rights of others may have an adverse effect on our business; and
●	we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

Risks related to regulatory approval and other legal compliance matters

Regulatory requirements governing genetic medicines, and in particular any novel genetic medicines we may develop, have changed frequently and may continue to change in the future.

Regulatory requirements governing genetic and cellular medicines, and in particular any novel genetic medicine products we may develop, have changed frequently and may continue to change in the future. We are aware of a limited number of genetic medicines that have received marketing authorization from the FDA and EMA. Even with respect to more established products in the genetic medicine field, the regulatory landscape is still developing. For example, the FDA has established the Office of Tissues and Advanced Therapies (formerly the Office of Cellular, Tissue and Gene Therapies) within CBER to consolidate the review of genetic medicines and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review.

Genetic medicine clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH also are potentially subject to review by the NExTRAC; however, as of 2019, this body will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks.

The same applies in the European Union. In the European Union, the development and evaluation of a genetic medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for genetic medicinal products and require that we comply with these new guidelines. Additionally, for advanced therapy medicinal products, a marketing application authorization undergoes review by the EMA’s Committee for Advanced Therapies, or CAT, in addition to review by the CHMP. As a result, the procedures and standards applied to genetic medicines and cell therapy products may be applied to any product candidates we may develop, but that remains uncertain at this point.

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

Although the FDA decides whether individual genetic medicine protocols may proceed, the NExTRAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the NExTRAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s IBC as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of genetic medicine products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any product candidates we may develop. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for genetic medicine products and require that we comply with these new guidelines.

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

Adverse developments in post-marketing experience or in clinical trials conducted by others of genetic medicines or cell therapy products may cause the FDA, the EMA, and other regulatory bodies to revise the requirements for development or approval of any product candidates we may develop or limit the use of products utilizing non-viral genetic medicinal technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as the product candidates we may develop can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing non-viral genetic medicine technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the commercialization of resulting products.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved and the specific disease or condition to be treated. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved medicine not commercially viable.

Accordingly, if we experience delays in obtaining approval or if we fail to obtain approval of any product candidates we may develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

Negative public opinion of genetic medicine and increased regulatory scrutiny of genetic medicines and genetic research may adversely impact public perception of our future product candidates.

Our potential therapeutic products involve introducing genetic material into patients’ cells. The clinical and commercial success of our potential products will depend in part on public acceptance of the use of genetic medicine and gene regulation for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that genetic medicine and gene regulation are unsafe, unethical or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Additionally, the FDA Advisory Committee meeting held in September 2021 discussed multiple toxicity issues and risks associated with AAV-based gene therapies. Although our delivery system is non-viral, any product candidates we may develop may be associated with such viral delivery systems as a genetic medicine platform. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for genetic medicine and we cannot assure that it will not occur in any of our planned or future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to genetic medicines due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

Failure to obtain marketing approval in foreign jurisdictions would prevent any product candidates we may develop from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell any product candidates we may develop in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying local regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020 and a transition period to December 31, 2020, was established to allow the United Kingdom and the European Union to negotiate the United Kingdom’s withdrawal. As a result, effective January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union. A cooperation agreement was signed between the United Kingdom and the European Union in December 2020 which has been applied provisionally since January 1, 2021 until it is ratified by all parties to that agreement. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for any product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

We may seek certain designations for our product candidates, including Fast Track, Breakthrough Therapy, Regenerative Medicine Advanced Therapy and Priority Review designations in the United States, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

Additionally, a product is eligible for RMAT designation if it is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of an RMAT designation are similar to a breakthrough therapy designation, and include early interactions with the FDA to expedite development and review, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

We may seek these and other designations for our product candidates. The FDA has broad discretion with respect to whether or not to grant these designations to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a Fast Track, breakthrough therapy, or RMAT designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. As a result, while we may seek and receive these designations for our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.

In the European Union, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME also encourages an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued final guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA typically advises that patients treated with genetic medicine undergo follow-up observations for potential adverse events for up to a 15-year period. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine.

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

If we fail to comply with applicable regulatory requirements following approval of any product candidates we may develop, a regulatory agency may:

●	issue a warning letter asserting that we are in violation of the law;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve a pending BLA or supplements to a BLA submitted by us;
●	seize product; or
●	refuse to allow us to enter into supply contracts, including government contracts.

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

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our medicines for their approved indications, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Product, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. In September 2021, the FDA published final regulations that describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic.

In addition, later discovery of previously unknown problems with our medicines, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such medicines, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a medicine;
●	restrictions on the distribution or use of a medicine;
●	requirements to conduct post-marketing clinical trials;
●	receipt of warning or untitled letters;
●	withdrawal of the medicines from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of medicines;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of marketing approvals;
●	suspension of any ongoing clinical trials;
●	refusal to permit the import or export of our medicines;
●	product seizure; and
●	injunctions or the imposition of civil or criminal penalties.

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

Additionally, if any product candidates we may develop receive marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to change the way a product candidate is administered or conduct additional clinical trials;

●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign pre-approval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.

In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Healthcare providers, physicians and third-party payers play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
●	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other government payers that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
●	HIPAA, as further amended by the Health Information Technology for Economic and Clinical Health Act, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report to HHS, information related to payments and other transfers of value to physicians and teaching hospitals and other covered recipients and ownership and investment interests held by healthcare providers and their immediate family members and applicable group purchasing organizations; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

In March 2010, the United States Congress enacted PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken. Pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new executive order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to the COVID-19 pandemic; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This executive order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the prices of pharmaceuticals under Medicare and Medicaid.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached certain contracts with our business partners. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In 2018, California passed into law the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. On November 3, 2020, California voters passed the CPRA, which will significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. Most CPRA provisions will take effect on

January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Other states will be considering these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU’s decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the EU-U.S. Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Following the withdrawal of the United Kingdom from the European Union, the United Kingdom’s Data Protection Act 2018, which “implements” and complements the GDPR and achieved Royal Assent on May 23, 2018, applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The United Kingdom has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union and EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the European Union to the United Kingdom, although this decision may be re-evaluated in the future.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-

imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business, financial condition, results of operations or prospects.

Risks related to employee matters and managing growth

Our future success depends on our ability to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our employees, especially our executive officers and principal members of our management, scientific and clinical teams. Although we have entered into employment offer letters with our employees, each of them may terminate their employment with us at any time. Additionally, we do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

The loss of the services of our employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing our employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense and the turnover rate can be high. We may be unable to hire, train, retain or motivate these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We may acquire additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure our stockholders that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions, include:

●	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
●	coordination of research and development efforts;
●	retention of key employees from the acquired company;
●	changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;
●	cultural challenges associated with integrating employees from the acquired company into our organization;
●	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
●	liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violation of laws, commercial disputes, tax liabilities and other known liabilities;
●	unanticipated write-offs or charges; and
●	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

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

Our stock price has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

●	results of or developments in preclinical studies and clinical trials of any product candidates we may develop or those of our competitors or potential collaborators;
●	timing of the results of our preclinical studies and clinical trials or those of our competitors;
●	our success in commercializing any product candidates we may develop, if and when approved;
●	the success of competitive products or technologies;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any product candidates we may develop;

●	the results of our efforts to discover, develop, acquire or in-license products, product candidates, technologies or data referencing rights, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or the financial results of companies that are perceived to be similar to us;
●	sales of common stock by us, our executive officers, directors or principal stockholders or others;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, political and market conditions, such as those caused by the COVID-19 pandemic; and
●	the other factors described in this “Risk Factors” section.

In addition, the COVID-19 pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and divert management’s attention and resources.

If securities analysts cease publishing research or reports or publish misleading, inaccurate or unfavorable research about our business or if they publish negative evaluations of our stock, the price and trading volume of our stock could decline.

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

The COVID-19 pandemic is a fluid and evolving situation, has affected and may continue to negatively affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, each of which could result in adverse effects on our business, on raising capital and on our operations.

The COVID-19 pandemic, which began in December 2019 and was declared a global pandemic by the World Health Organization in March 2020, has caused and continues to cause many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations continue to be uncertain. We and our CDMOs and CROs experienced a temporary reduction in the capacity to undertake research-scale production and to execute some preclinical studies. Additionally, we and they have faced, and may continue to face, disruptions in the future that affect our ability to initiate and complete preclinical studies, and have experienced, and may continue to experience, challenges in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates we may develop, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the outbreak. We and our CROs and CDMOs may also face disruptions related to our future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which may impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, supply chain, employees results of operations and prospects.

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

As of February 18, 2022, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 21% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of ownership may:

●	delay, defer or prevent a change in control;
●	entrench our management and board of directors; or
●	delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

The issuance of additional shares of our common stock or the sale of shares of our common stock by our stockholders could dilute our stockholders’ ownership interest in the company and could significantly reduce the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate.

Certain of our executive officers, directors and affiliated stockholders have entered into or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Moreover, as of February 18, 2022, holders of an aggregate of 10,085,841 shares of our common stock had rights, along with holders of an additional 450,076 shares of our common stock issuable upon exercise of outstanding options, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Moreover, we have filed, and expect to continue to file, registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation plans. Once registered on a Form S-8, shares underlying these equity awards can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. The sale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem favorable.

We have incurred and will continue to incur increased costs as a result of operating as a newly public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we will incur, significant legal, accounting and other expenses that we did not previously incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly compared to when we were a private company.

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020 and COVID-19 relief provisions were included in the Consolidated Appropriations Act, 2021 or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the Tax Act. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

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

Provisions in our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors such that only one of three classes of directors is elected each year;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from our board of directors;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our restated certificate of incorporation or amended and restated bylaws.

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

Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of proceedings:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders;
●	any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
●	any action asserting a claim arising pursuant to any provision of our restated certificate of incorporation or amended and restated bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our headquarters are located at 301 Binney Street, Cambridge, Massachusetts, where we occupy approximately 71,562 square feet of research and development, laboratory and office space. This lease expires in 2029. In July 2021, we entered into a 12-year operating lease to build out an approximately 104,000 square foot cGMP compliant manufacturing facility in Waltham, Massachusetts intended for ceDNA manufacturing utilizing RES for cGMP-compliant clinical and initial commercial supply and is designed to provide expanded capacity for research production and process development activities. We expect the facility to be operational in 2023. In the future, we may lease, operate, purchase or construct additional facilities in which to conduct expanded research, development and manufacturing activities and support future commercial operations. We believe that the total space available to us under our current leases is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “GBIO” on the Nasdaq Global Select Market and has been publicly traded since June 16, 2020. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 18, 2022, there were approximately 41 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on June 12, 2020 (the first day of trading of our common stock), through December 31, 2021 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return.

	6/12/2020	12/31/2020	12/31/2021
Generation Bio Co.	$100	$115	$29
Nasdaq Composite Total Return (IXIC)	$100	$134	$163
Nasdaq Biotechnology Total Return (NBI)	$100	$118	$118

This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Use of Proceeds from Initial Public Offering

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are innovating genetic medicines to provide durable, redosable treatments for potentially hundreds of millions of patients living with rare and prevalent diseases. Our non-viral genetic medicine platform incorporates our high-capacity ceDNA; our ctLNP delivery system; and our highly scalable capsid-free manufacturing process that uses our proprietary cell-free RES to produce ceDNA. Using our approach, we are developing novel genetic medicines to provide targeted delivery of genetic payloads that include large and multiple genes to a range of cell types  across a broad array of diseases. We are also engineering our genetic medicines to be redosable, which may enable individualized patient titration to reach the desired level of therapeutic expression and to maintain efficacy throughout a patient’s life.

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

In addition, we believe that our non-viral genetic medicine platform may be used to develop therapies that deliver antibody genes to direct the liver to produce antibody therapies for patients’ own cells for years at a time from a single dose in a process we refer to as ETAP. We plan to advance ETAP programs across multiple therapeutic areas, including prevalent indications.

We also believe that our platform may be used to develop other therapeutic modalities and are exploring ways to apply our platform technologies. For example, we are also conducting early research into the development of potential mRNA-based vaccines and ceDNA-based vaccines, in each case, using our proprietary ctLNPs for vaccines. We believe mRNA-ctLNP and ceDNA-ctLNP vaccines could meet or exceed the benchmark for efficacy and duration of current mRNA-LNP vaccines in use. In particular, we believe ceDNA-ctLNP vaccines could enable more durable antigen expression, and could be stored at ambient temperatures potentially allowing for greater shelf stability than currently approved mRNA-LNP vaccines, which currently must be stored at very low temperatures, limiting distribution.

Furthermore, we plan to expand our portfolio to include rare and prevalent diseases of the skeletal muscle, the central nervous system, or CNS, and oncology by developing discrete ctLNPs, each engineered to reach a different tissue.

Since our inception in October 2016, we have focused substantially all of our resources on building our non-viral genetic medicine platform, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017) and the sales of convertible preferred stock (which converted into common stock in 2020) and, most recently, with proceeds from the sale of common stock in our public offerings. In June 2020, we completed our IPO pursuant to which we issued and sold

12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the years ended December 31, 2021, 2020, and 2019, we reported net losses of $119.2 million, $80.5 million, and $61.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $308.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue our current research programs and conduct additional research programs;
●	advance any product candidates we identify into preclinical and clinical development;
●	expand the capabilities of our proprietary non-viral genetic medicine platform;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●	hire additional clinical, regulatory and scientific personnel;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	build out and maintain a commercial-scale cGMP compliant manufacturing facility;
●	establish additional commercial manufacturing sources and secure supply chain capacity sufficient to provide necessary quantities of any product candidates we may develop for clinical or commercial use; and
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditures into 2024. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “—Liquidity and Capital Resources.”

COVID-19

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization and to date, the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. We, our CDMOs, and our CROs, experienced temporary reductions in the capacity to undertake research-scale production and to execute some preclinical studies. While these operations have since normalized, we, together with our CDMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations. In addition, shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt global supply chains and our vendors’ ability to procure items, such as raw materials, that are essential for the manufacturing of our product candidates or needed to build out our manufacturing facility. We have taken steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.

We plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our other business operations. In an effort to provide a safe work environment for our employees, we had, among other things, limited employees in our office and lab facilities to those where on-site presence is needed for their job activities and replaced all in-person meetings with virtual interactions. We are continuing to monitor the impact and effects of the COVID-19 pandemic and our response to it, and, in accordance with updated federal and state guidelines, we have relaxed some of our COVID-19 related restrictions and are permitting on-site presence in our office and lab facilities for a limited number of additional employees and have maintained our increased cadence of sanitization of our office and lab facilities, implementation of various social distancing measures in our offices and lab facilities, and provision of personal protective equipment for our employees present in our office and lab facilities. Additionally, we implemented a new company policy concerning COVID-19 vaccinations effective during the first quarter of 2022, which includes mandatory vaccination requirements for all employees, with certain limited exceptions.

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

Components of Our Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs, which include:

●	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;

●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants and contractors and CROs, and regulatory agency fees;
●	the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical studies, including under agreements with third parties, such as consultants and contractors and CDMOs;
●	laboratory supplies and research materials;
●	facilities, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

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

Our external research and development expenses consist of costs that include fees and other costs paid to consultants, contractors, CDMOs and CROs in connection with our preclinical and manufacturing activities. We do not allocate our research and development costs to specific programs because costs are deployed across multiple programs and our platform and, as such, are not separately classified. We expect that our research and development expenses will increase substantially as we advance our programs into clinical development and expand our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

●	the timing and progress of preclinical studies, including IND -enabling studies;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete preclinical and clinical development of our product candidates;
●	the timing of the submission and acceptance of IND applications or comparable foreign applications that allow commencement of future clinical trials for our product candidates;
●	the successful initiation, enrollment and completion of clinical trials, including under GCPs;
●	our ability to achieve positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended patient populations of any product candidates we may develop;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to build out our manufacturing facility and scale RES to produce clinical and initial commercial supply;
●	our ability to establish arrangements with third-party manufacturers for preclinical and clinical supply;
●	our ability to establish new licensing or collaboration arrangements;
●	the receipt and related terms of regulatory approvals from the FDA, and other applicable regulatory authorities;

●	our ability to establish, obtain, maintain, enforce and defend patent, trademark, trade secret protection and other intellectual property rights or regulatory exclusivity for any product candidates we may develop and our technology; and
●	our ability to maintain a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

As of December 31, 2021, we had federal net operating loss carryforwards of $292.2 million, which may be available to offset future taxable income, of which $8.2 million of the total net operating loss carryforwards begin to expire in 2036, while the remaining $284.0 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2021, we had state net operating loss carryforwards of $288.5 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $8.3 million and $4.9 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2032, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Operating expenses:
Research and development	$85,247	$58,532	$50,134	$26,715	$8,398
General and administrative	33,854	22,582	12,168	11,272	10,414
Total operating expenses	119,101	81,114	62,302	37,987	18,812
Loss from operations	(119,101)	(81,114)	(62,302)	(37,987)	(18,812)
Other (expense) income:
Other (expense) and interest income, net	(50)	591	985	(641)	(394)
Net loss	$(119,151)	$(80,523)	$(61,317)	$(38,628)	$(19,206)

Comparison of the Years Ended December 31, 2021 and 2020

Research and Development Expenses

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Personnel-related	$24,908	$17,461	$12,847	$7,447	$4,614
Preclinical and manufacturing	23,128	16,849	15,027	6,279	1,822
Facilities	10,527	9,394	9,553	1,133	(159)
Stock-based compensation	9,316	4,301	2,753	5,015	1,548
Lab supplies	7,445	4,002	4,124	3,443	(122)
Consulting and professional services	3,164	3,031	2,629	133	402
Other	6,759	3,494	3,201	3,265	293
Total research and development expenses	$85,247	$58,532	$50,134	$26,715	$8,398

Research and development expenses were $85.2 million for the year ended December 31, 2021 compared to $58.5 million for the year ended December 31, 2020. The increases in personnel-related costs and stock-based compensation costs of $7.4 million and $5.0 million, respectively, were primarily due to increased headcount in our research and development function. The increase in preclinical and manufacturing costs and supplies of $6.3 million and $3.4 million, respectively, was primarily due to increased preclinical activity as we continue to advance our platform with non-human primate model studies, expand on our potential modalities and improve our manufacturing capabilities.

General and Administrative Expenses

	Year Ended December 31,			Change
(in thousands)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Personnel-related	$13,609	$8,927	$4,279	$4,682	$4,648
Stock-based compensation	8,541	4,111	1,454	4,430	2,657
Professional and consultant fees	7,819	6,987	4,465	832	2,522
Facilities	1,011	1,576	1,217	(565)	359
Other	2,874	981	753	1,893	228
Total general and administrative expenses	$33,854	$22,582	$12,168	$11,272	$10,414

General and administrative expenses were $33.9 million for the year ended December 31, 2021, compared to $22.6 million for the year ended December 31, 2020. The increases in personnel-related costs and stock-based compensation costs of $4.7 million and $4.4 million, respectively, were primarily a result of an increase in headcount in our general and administrative function.

Other (expense) and interest income, net

Other (expense) and interest income, net for the year ended December 31, 2021 was $0.1 million in expense compared to $0.6 million in income for the year ended December 31, 2020 and consisted primarily of interest income earned on invested cash balances. The decrease in interest income from 2020 was due to the loss recognized on the sale of equipment and a decrease in interest earned on invested cash balances during 2021.

Results of Operations – Years Ended December 31, 2020 and 2019

For a discussion of our results of operations for the year ended December 31, 2020 and for a comparison of such results of operations to the results of operations for the year ended December 31,2019, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was filed with the SEC on March 18, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock and, most recently, with proceeds from the sale of common stock in our public offerings. As of December 31, 2021, we had cash and cash equivalents of $375.1 million. In June 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of February 24, 2022, the issuance date of this Annual Report on Form 10-K, we have not issued and sold any shares of our common stock pursuant to this sales agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash used in operating activities	$(91,821)	$(70,142)	$(40,346)
Cash provided by (used in) investing activities	193,047	(205,196)	47,985
Cash provided by financing activities	214,671	323,095	78
Net increase in cash, cash equivalents and restricted cash	$315,897	$47,757	$7,717

Operating activities

During the year ended December 31, 2021, operating activities used $91.8 million of cash, primarily resulting from our net loss of $119.2 million, offset by non-cash charges of $23.2 million and changes in our operating assets and liabilities of $4.2 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of an increase of $3.6 million in accounts payable and accrued expenses and other current liabilities and a $1.4 million decrease in prepaid expenses and other current assets, partially offset by an increase of $0.8 million in other noncurrent assets.

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

Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $193.0 million, due primarily to the maturities of marketable securities, partially offset by the purchases of property and equipment during the year. Property and equipment purchases of $6.0 million were primarily related to lab equipment and the build-out of our manufacturing facility.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $214.7 million, consisting primarily of proceeds from our follow-on public offering of common stock of $211.9 million, net of underwriting discounts and commissions, and proceeds of $3.8 million from the exercise of common stock options, partially offset by the payment of $1.0 million of offering costs.

For a discussion of our sources and uses of cash for the years ended December 31, 2020 and 2019 please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was filed with the SEC on March 18, 2021.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and initiate clinical trials for our product candidates in development. The timing and amount of our operating expenditures will depend largely on:

●	the identification of additional research programs and product candidates;
●	the scope, progress, costs and results of preclinical and clinical development for any product candidates we may develop;
●	the costs, timing and outcome of regulatory review of any product candidates we may develop;
●	the cost and timing of completion of commercial-scale manufacturing activities, including the build-out of our manufacturing facility;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates we may develop for which we receive marketing approval;
●	the costs and scope of the continued development of our non-viral genetic medicine platform;
●	the costs of satisfying any post-marketing requirements;
●	the revenue, if any, received from commercial sales of product candidates we may develop for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting applications for patents, obtaining, maintaining, defending and enforcing our intellectual property rights and defending against any intellectual property-related claims, including claims of infringement, misappropriation or other violation of third-party intellectual property;

●	the costs of operational, financial and management information systems and associated personnel;
●	the associated costs in connection with any acquisition of in-licensed products, intellectual property and technologies; and
●	the costs of operating as a public company.

As of December 31, 2021, our material cash requirements consisted of:

●	$159.3 million in total lease payments under our noncancelable operating leases for our office and laboratory space that was entered into in August 2018, as amended, and expires in 2029 and to operate an approximately 104,000 square foot cGMP-compliant manufacturing facility that was entered into July 2021 and expires in 2034;
●	investment of up to $45 million in our new manufacturing facility during 2022 and 2023; and
●	$13.1 million in cancellable purchase obligations to CDMOs and CROs for preclinical activities during 2022 and 2023.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditures into 2024. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect the holdings or the rights of our common stockholders.

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

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate certain accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

●	vendors in connection with discovery and preclinical development activities;
●	CROs in connection with preclinical studies and testing; and
●	CDMOs in connection with the process development and scale up activities and the production of materials.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $375.1 million as of December 31, 2021. We did not have marketable securities as of December 31, 2021, and we did not record any impairment charges to our marketable debt securities during the year ended December 31, 2021. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities, which in previous reporting periods had included marketable debt securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Counterparty Credit Risk

Our investment portfolio is subject counterparty credit risk due to potential changes in the credit ratings of the issuers. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages 169 through 192 of this Annual Report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is as a process designed by, or under the supervision of, our President and Chief Executive Officer and our Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
●	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst and Young LLP, an independent registered public accounting firm, which is included below.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Generation Bio Co.

Opinion on Internal Control Over Financial Reporting

We have audited Generation Bio Co.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Generation Bio Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 24, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2022

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 168 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K, File No. 001-39319, filed March 18, 2021).

10.1+	2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, File No. 333-238608, filed May 22, 2020).

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

10.18

Sales Agreement, dated as of August 11, 2021, by and between the registrant and Cowen and Company, LLC (incorporated by reference Exhibit 1.2 to the registrant’s Registration Statement on Form S-3, File No. 333-258723, filed August 11, 2021).

10.19

Lease, dated July 13, 2021, by and between the registrant and Zinc II PropCo 2020, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-Q, File No. 001-39319, filed November 10, 2021).

Exhibit Number	Description
10.20+*	Offer letter, dated September 5, 2017, by and between the registrant and Matthew Stanton, as modified by Promotion letter, dated May 22, 2019.

10.21+*	Offer letter, dated October 11, 2018, by and between the registrant and Antionette Paone, as amended.

10.22*†	Amendment #2 to Exclusive License Agreement, dated January 25, 2022, by and between the registrant and the University of Massachusetts.

10.23+*	Non-Employee Director Compensation Program.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+Indicates management contract or compensatory plan.

ITEM 16.FORM 10-K SUMMARY

None.

Generation Bio Co..

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Generation Bio Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Bio Co. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the amendments in ASU 2018-11, effective January 1, 2021.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued External Research and Development Expenses
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company records research and development expenses, including expenses related to research and manufacturing contracts, as incurred. The Company’s determination of research and development expenses incurred, as well as the related accrued external research and development expenses at each reporting period incorporates judgment and utilizes various assumptions. Such judgments and assumptions include an evaluation of the information provided to the Company by third parties on actual costs incurred but not yet billed, the time period over which services will be performed and the level of effort to be expended in each period. The Company's accrued external research and development expenses totaled $2.1 million at December 31, 2021.

Auditing the Company’s accrued external research and development expenses is especially complex due to the fact that information necessary to estimate the accruals is accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from vendors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s process for recording accrued external research and development costs. These procedures included controls over management’s review of inputs used, as well as the completeness and accuracy of the underlying data, in calculating the accrual.

To test accrued external research and development expenses, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions that are used by management to estimate the recorded accruals. We corroborated the progress of research studies and manufacturing activities, including the phase or completion of events, through discussion with the Company’s operations personnel that oversee the relevant projects. We also reviewed information received by the Company directly from certain third parties, which indicated the third parties’ estimate of costs incurred to date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

February 24, 2022

Generation Bio Co.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$375,145	$62,889
Marketable securities	—	199,438
Prepaid expenses and other current assets	4,041	5,408
Total current assets	379,186	267,735
Property and equipment, net	25,886	23,781
Operating lease right-of-use assets	65,143	—
Restricted cash	5,692	2,051
Deferred offering costs	461	336
Other long-term assets	403	252
Total assets	$476,771	$294,155
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,023	$267
Accrued expenses and other current liabilities	12,177	10,953
Operating lease liability	4,608	—
Total current liabilities	18,808	11,220
Operating lease liability, net of current portion	76,217	—
Deferred rent, net of current portion	—	14,922
Total liabilities	95,025	26,142
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2021 and December 31, 2020; 56,980,701 and 46,970,012 shares issued at December 31, 2021 and December 31, 2020, respectively; 56,969,618 and 46,291,877 shares outstanding at December 31, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	689,866	456,974
Accumulated other comprehensive income	—	9
Accumulated deficit	(308,126)	(188,975)
Total stockholders’ equity	381,746	268,013
Total liabilities and stockholders’ equity	$476,771	$294,155

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$85,247	$58,532	$50,134
General and administrative	33,854	22,582	12,168
Total operating expenses	119,101	81,114	62,302
Loss from operations	(119,101)	(81,114)	(62,302)
Other (expense) income:
Other (expense) and interest income, net	(50)	591	985
Net loss and net loss attributable to common stockholders	$(119,151)	$(80,523)	$(61,317)
Net loss per share attributable to common stockholders, basic and diluted	$(2.12)	$(2.95)	$(12.96)
Weighted average common shares outstanding, basic and diluted	56,295,409	27,256,494	4,731,519
Comprehensive loss:
Net loss	$(119,151)	$(80,523)	$(61,317)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities	(9)	9	9
Comprehensive loss	$(119,160)	$(80,514)	$(61,308)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

						Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2018	26,425,664	$ 115,593	4,054,475	$1	$5,552	$(9)	$(47,135)	$(41,591)
Issuance of common stock for license	—	—	125,677	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	34,740	—	100	—	—	100
Vesting of restricted common stock	—	—	1,055,997	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,207	—	—	4,207
Unrealized gains on marketable securities	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(61,317)	(61,317)
Balances at December 31, 2019	26,425,664	$115,593	5,270,889	$1	$9,859	$—	$(108,452)	$(98,592)
Issuance of Series C convertible preferred stock, net of issuance costs of $2,640	19,936,296	108,832	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon initial public offering	(46,361,960)	(224,425)	27,094,085	3	224,422	—	—	224,425
Issuance of common stock upon initial public offering, net of issuance costs of $3,185	—	—	12,105,263	1	210,714	—	—	210,715
Issuance of common stock upon exercise of stock options	—	—	792,845	—	3,567	—	—	3,567
Vesting of restricted common stock	—	—	1,028,795	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,412	—	—	8,412
Unrealized gains on marketable securities	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(80,523)	(80,523)
Balances at December 31, 2020	—	$—	46,291,877	$5	$456,974	$9	$(188,975)	$268,013
Issuance of common stock upon public offering, net of issuance costs of $590	—	—	9,200,000	1	211,285	—	—	211,286
Issuance of common stock upon exercise of stock options	—	—	767,185	—	3,257	—	—	3,257
Vesting of restricted common stock	—	—	672,049	—	—	—	—	—
Issuance of common stock under other equity plans	—	—	38,507	—	493	—	—	493
Stock-based compensation expense	—	—	—	—	17,857	—	—	17,857
Unrealized losses on marketable securities	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(119,151)	(119,151)
Balances at December 31, 2021	—	$—	56,969,618	$6	$689,866	$—	$(308,126)	$381,746

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(119,151)	$(80,523)	$(61,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,857	8,412	4,207
Depreciation and amortization expense	4,532	3,432	1,864
Amortization (accretion) of premium (discount) on marketable securities, net	529	249	(317)
Loss (gain) on sale of property and equipment	237	—	(10)
Changes in operating assets and liabilities:
Tenant receivable	—	448	840
Prepaid expenses and other current assets	1,367	(2,831)	(1,863)
Other noncurrent assets	(781)	(252)	—
Accounts payable	1,756	(1,444)	761
Accrued expenses and other current liabilities	1,833	3,426	2,470
Deferred rent	—	(1,059)	13,019
Net cash used in operating activities	(91,821)	(70,142)	(40,346)
Cash flows from investing activities:
Purchases of property and equipment	(5,958)	(5,518)	(19,986)
Proceeds from sale of property and equipment	105	—	80
Purchases of marketable securities	—	(243,178)	(20,789)
Maturities of marketable securities	198,900	43,500	88,680
Net cash provided by (used in) investing activities	193,047	(205,196)	47,985
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs incurred and paid in current period	—	108,854	—
Proceeds from public offering of common stock, net of underwriting discounts and commissions	211,876	213,900	—
Payment of offering costs	(955)	(3,226)	(22)
Proceeds from exercise of stock options and other types of equity, net	3,750	3,567	100
Net cash provided by financing activities	214,671	323,095	78
Net increase in cash, cash equivalents and restricted cash	315,897	47,757	7,717
Cash, cash equivalents and restricted cash at beginning of period	64,940	17,183	9,466
Cash, cash equivalents and restricted cash at end of period	$380,837	$64,940	$17,183
Supplemental disclosure of noncash investing and financing information:
Lease liabilities arising from obtaining right-of-use assets	$34,806	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$1,515	$494	$644
Offering costs included in accounts payable and accrued expenses	$55	$295	$65
Conversion of convertible preferred stock to common stock	$—	$224,425	$—

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Generation Bio Co., or Generation Bio, was incorporated on October 21, 2016 as Torus Therapeutics, Inc. and subsequently changed its name to Generation Bio Co. Generation Bio Co. and its consolidated subsidiary, or the company, we, our or us, are innovating genetic medicines to provide durable, redosable treatments for potentially hundreds of millions of patients living with rare and prevalent diseases. Our non-viral genetic medicines platform incorporates our high-capacity DNA construct called closed-ended DNA, or ceDNA; our cell-targeted lipid nanoparticle delivery system, or ctLNP; and our highly scalable capsid-free manufacturing process that uses our proprietary cell-free rapid enzymatic synthesis, or RES, to produce ceDNA. Using our approach, we are developing novel genetic medicines to provide targeted delivery of genetic payloads that include large and multiple genes to a range of cell types across a broad array of diseases. We are also engineering our genetic medicines to be redosable, which may enable individualized patient titration to reach the desired therapeutic expression and to maintain efficacy throughout a patient’s life. We are headquartered in Cambridge, Massachusetts.

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

In June 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, all of our outstanding convertible preferred stock automatically converted into shares of common stock. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sales of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock (which converted into common stock in 2020), and most recently, with proceeds from the sale of common stock in underwritten public offerings. We have incurred recurring losses, including net losses of $119.2 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $308.1 million. We expect to continue to generate operating losses in the foreseeable future. As of February 24, 2022, the issuance date of these consolidated financial statements, we expect that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

The accompanying consolidated financial statements reflect the operations of Generation Bio and our wholly owned subsidiary, Generation Bio Securities Corporation. Intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, or GAAP, in the United States of America. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. We believe that we are not exposed to significant credit risk due to the financial strength of the depository institutions in which our cash and cash equivalents are held. We maintain our cash equivalents in money market funds that invest in U.S. treasury securities.  We have adopted an investment policy that limits the amounts that we may invest in the securities of single issuer with the exclusion of the U.S. government. We have not experienced any credit losses. We did not have marketable securities as of December 31, 2021.

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

Cash equivalents

We consider all highly liquid investments with a remaining maturity when purchased of three months or less to be cash equivalents.

Restricted cash

Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on our leased facilities. These amounts are classified as restricted cash on our consolidated balance sheets.

Marketable securities

Our marketable securities, which consisted of debt securities as of December 31, 2020, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Effective January 1, 2021, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). As we have never recorded any other-than-temporary-impairment adjustments to our available-for-sale debt securities prior to January 1, 2021, no transition provisions are applicable to our consolidated financial statements and related disclosures.

We assess our available-for-sale debt securities under the available-for-sale debt security impairment model in Topic 326 as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on our available-for-sale debt securities is the result of a credit loss. We record credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense, which is limited to the difference between the fair value and the amortized cost of the security. To date, we have not recorded any credit losses on our available-for-sale debt securities.

Fair value measurements

Certain of our assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and financial liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Our cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of our accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

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

Impairment of long-lived assets

Long-lived assets consist of property and equipment. We evaluate the recoverability of our long-lived assets when circumstances indicate that an event of impairment may have occurred. We recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets and the fair value of such assets. We did not record any impairment losses on long-lived assets during the years ended December 31, 2021 or 2020.

Leases

We determine whether a contract is, or contains, a lease at inception. We classify each of our leases as operating or financing considering factors such as the length of the lease term, the present value of the lease payments, the nature of the asset being leased, and the potential for ownership of the asset to transfer during the lease term. Leases with terms greater than one-year are recognized on the consolidated balance sheets as right-of-use assets and lease liabilities and are measured at the present value of the fixed payments due over the expected lease term less the present value of any incentives, rebates or abatements we expect to receive from the lessor. Options to extend a lease are included in the expected lease term if exercise of the option is deemed reasonably certain. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment. To estimate our incremental borrowing rate, a credit rating applicable to our company is estimated using a synthetic credit rating analysis since we do not currently have a rating agency-based credit rating. We record expense to recognize fixed lease payments on a straight-line basis over the expected lease term. We have elected the practical expedient not to separate lease and non-lease components for real estate leases.

Classification and accretion of convertible preferred stock

Our convertible preferred stock outstanding prior to the IPO was classified outside of stockholders’ equity (deficit) on the consolidated balance sheets because the holders of such shares had redemption rights in the event of a deemed liquidation that, in certain situations, was not solely within our control and would have required the redemption of the then-outstanding convertible preferred stock.

Segment information

We have determined that our chief executive officer is the chief operating decision maker, or CODM. The CODM reviews financial information presented on a consolidated basis. Resource allocation decisions are made by the CODM based on consolidated results. There are no segment managers who are held accountable by the CODM for operations, operating results, and planning for levels or components below the consolidated unit level. As such, we have concluded that we operate as one segment. All long-lived assets are located in the United States.

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

Research and manufacturing contract costs and accruals

We have entered into various research and development and manufacturing contracts. These agreements are generally cancelable, and costs for research and development and manufacturing activities are expensed in the period in which they are incurred. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. We record accruals for costs incurred but not billed. When evaluating the adequacy of the accrued liabilities, we analyze progress of the research studies and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates. Our historical accrual estimates have not been materially different from the actual costs.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-based compensation

We measure stock options with service-based vesting or performance-based vesting granted to employees, non-employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. We measure restricted common stock awards and units using the difference between the purchase price per share of the award or unit, if any, and the fair value of our common stock at the date of grant.

Compensation expense for awards with service-based vesting is generally recognized over the vesting period of the award using the straight-line method to record the expense. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing once achievement of the performance condition becomes probable. We account for forfeitures of share-based awards as they occur. We classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021 and 2020, our only element of other comprehensive loss was unrealized gains (losses) on available-for-sale debt securities.

Income taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

We account for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued no amounts for interest and penalties on our consolidated balance sheets at December 31, 2021 and 2020.

Net loss per share

Prior to closing of the IPO, we followed the two-class method when computing net income (loss) per share as we had issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders was computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders was computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders was computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares.

Our participating securities contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in our losses. Accordingly, in periods in which we reported a net loss, such losses were not allocated to such participating securities. In periods in which we reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive.

Subsequent to the closing of our IPO, we only have one class of shares outstanding and basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. For periods in which we report a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

We reported a net loss attributable to common stockholders for each of the years ended December 31, 2021, 2020 and 2019.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard required that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. In July 2018, the FASB issued ASU 2018-11, which provided entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applied the new lease requirements at the adoption date, not the earliest period presented, and recognized a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For nonpublic entities, the guidance was effective for annual reporting periods beginning after December 15, 2019. Early adoption was permitted for all entities. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05, which granted a one-year effective-date delay for nonpublic entities to annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Early adoption continues to be allowed. We early adopted ASU 2016-02 on January 1, 2021 using the modified retrospective approach transition method as of the date of adoption such that prior periods are not restated. We elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. Please read Note 5 for additional disclosures related to accounting for leases under this standard. The adoption of the standard has had a material impact on our consolidated balance sheet as the standard requires us to measure and recognize a right-of-use asset and lease liability. As most leases do not provide an implicit rate, our incremental borrowing rate was determined based on the information available at the date of adoption to measure our lease liability. Costs determined to be variable and not based on an index or rate were not included in the measurement of the lease liability. We recognized a lease liability and related right-of-use asset on our consolidated balance sheet of approximately $49.7 million and $33.4 million, net of deferred rent, respectively, as of January 1, 2021, which are presented as separate line items on the consolidated balance sheet as of December 31, 2021. The adoption of the standard did not have a material impact on our consolidated statement of operations and comprehensive loss and did not require a cumulative adjustment to accumulated deficit on our consolidated statement of stockholders’ equity (deficit).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The standard adjusted the accounting for assets held at amortized costs basis, including marketable securities accounted for as available-for-sale. The standard eliminated the probable initial recognition threshold and required an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses was a valuation account that was deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For nonpublic entities, the guidance was effective for annual reporting periods beginning after December 15, 2020. Early adoption was permitted for all entities. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted ASU 2016-13 on January 1, 2021, and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplified the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For nonpublic entities, the guidance was effective for annual reporting periods beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Early adoption was permitted for all entities. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. We early adopted the amendments as of January 1, 2021 on a prospective basis. The amendments did not have a significant impact on our consolidated financial statements and related disclosures.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. Prior to December 31, 2021, we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which meant that when a standard was issued or revised and it had different application dates for public and nonpublic companies, we could have adopted the new or revised standard at the time nonpublic companies adopt the new or revised standard. We no longer qualify as an emerging growth company as of December 31, 2021, and thus, we will no longer be able to take advantage of the extended transition period for adopting new or revised accounting standards.

3. Marketable securities and fair value measurements

We did not have marketable securities as of December 31, 2021.

The following tables present our marketable securities by security type as of December 31, 2020:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$129,446	$9	$(4)	$129,451
Commercial paper	52,441	—	—	52,441
Corporate debt securities	17,542	4	—	17,546
Total	$199,429	$13	$(4)	$199,438

Our marketable securities, as of December 31, 2020, consisted of investments that matured within one year.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$259,609	$—	$—	$259,609

	Fair Value Measurements at December 31, 2020 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$63,827	$—	$—	$63,827
Marketable securities:
U.S. treasury securities	—	129,451	—	129,451
Commercial paper	—	52,441	—	52,441
Corporate debt securities	—	17,546	—	17,546
Total	$63,827	$199,438	$—	$263,265

Money market funds were valued based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Our marketable securities, which consisted of U.S. treasury securities, commercial paper and corporate debt securities were valued using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

4. Property and equipment, net

Property and equipment, net consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Laboratory equipment	$12,826	$9,313
Computer equipment and software	1,128	848
Furniture and fixtures	826	826
Leasehold improvements	17,374	17,374
Construction in progress	3,748	1,082
	35,902	29,443
Less: Accumulated depreciation and amortization	(10,016)	(5,662)
Total	$25,886	$23,781

Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was $4.5 million, $3.4 million, and $1.9 million, respectively.

5. Leases

We lease our office and laboratory space under a noncancelable operating lease that was entered into in August 2018, amended in July 2019 and June 2020, and expires in 2029, or the Office and Lab Lease. We have an option to extend the Office and Lab Lease term for one additional term of five years at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the consolidated balance sheet as of December 31, 2021. We posted a letter of credit in the amount of approximately $2.1 million as a security deposit. The letter of credit is subject to increase if we were to sublease any portion of the leased premises. The Office and Lab Lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

In July 2021, we entered into a 12-year noncancelable operating lease, or the Manufacturing Lease, to build out an approximately 104,000 square foot current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility in Waltham, Massachusetts intended for ceDNA manufacturing utilizing RES for cGMP-compliant clinical and initial commercial supply. In addition, the new facility is designed to provide expanded capacity for research production and process development activities. The Manufacturing Lease commenced in December 2021, when we were granted access to the facility and monthly rent payments are expected to begin in September 2022, and the total rent payment is expected to be approximately $104.3 million for the 12-year lease term. We have an option to extend the Manufacturing Lease term for two additional terms of five years each at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the consolidated balance sheet as of December 31, 2021. In connection with the Manufacturing Lease, we provided a security deposit of $3.6 million in the form of a letter of credit. We will pay an initial monthly base rent of approximately $0.4 million that will increase annually, up to an estimated monthly base rent of $0.8 million. We are obligated to pay operating costs, taxes and utilities applicable to the facility. We will be responsible for costs of constructing interior improvements within the facility that exceed a construction allowance of $26.0 million provided by the landlord.

The following table presents our costs included in operating expenses related to our noncancelable operating leases:

(in thousands)	For the Year Ended December 31, 2021
Operating lease cost	$6,615
Variable lease cost	1,796
Total	$8,411

Net cash paid for the amounts included in the measurement of the operating lease liability on the consolidated balance sheet and operating activities in our consolidated statement of cash flows was $7.1 million for the period ending December 31, 2021. The weighted-average remaining lease term and weighted-average incremental borrowing rate for all leases as of December 31, 2021 was 9.6 years and 7.0%, respectively.

Future lease payments for our noncancelable operating leases as of December 31, 2021 and a reconciliation to the carrying amount of the operating lease liability presented in the consolidated balance sheet as of December 31, 2021 are as follows:

Year Ending December 31,	(in thousands)
2022	$9,198
2023	13,474
2024	15,252
2025	15,682
2026	16,134
Thereafter	89,597
Total undiscounted payments due under operating leases	159,337
Total undiscounted unearned tenant improvements	(26,000)
Less imputed interest	(52,512)
Total	$80,825

Current operating lease liability	$4,608
Non-current operating lease liability	76,217
Total	$80,825

6. Accrued expenses

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2021	December 31, 2020
(in thousands)
Accrued employee compensation and benefits	$7,579	$6,150
Accrued external research and development expenses	2,091	1,772
Accrued professional fees	962	940
Property and equipment	869	258
Deferred rent	—	1,389
Other	676	444
Total	$12,177	$10,953

7. Convertible preferred stock

Prior to the IPO, we issued Series A convertible preferred stock, or Series A, Series B convertible preferred stock, or Series B, and Series C convertible preferred stock, or Series C. Collectively the Series A, Series B and Series C are referred to as the Preferred Stock.

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

8. Equity

As of December 31, 2021, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of February 24, 2022, the issuance date of these consolidated financial statements, we have not issued and sold any shares of our common stock pursuant to this sales agreement.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our stockholders. Holders of common stock are not entitled to receive dividends, unless declared by the board of directors.

9. Stock-based compensation

Our 2017 Stock Incentive Plan, or the 2017 Plan, provided for us to grant incentive or nonstatutory stock options, restricted stock, restricted stock units and other equity awards to employees, non-employees and directors. In January 2020, the number of shares of common stock authorized for issuance under the 2017 Plan was increased from 8,407,405 shares to 10,275,717 shares.

In May 2020 our board of directors adopted, and in June 2020 our stockholders approved, the 2020 Stock Incentive Plan, or the 2020 Plan, and, together with the 2017 Plan, or the Plans, which became effective on June 11, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2020 Plan is the sum of (1) 2,547,698 shares; plus (2) the number of shares (up to a maximum of 7,173,014 shares) as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan on June 11, 2020 and (y) the number of shares of common stock subject to outstanding awards granted under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on such date, and (ii) an amount determined by the board of directors. In January 2021 and 2022, the number of shares of common stock authorized for issuance under the 2020 Plan was increased from 10,275,717 shares to 12,154,517 shares and from 12,154,517 shares to 14,433,745 shares, respectively. Upon the effectiveness of the 2020 Plan, we ceased granting additional awards under the 2017 Plan.

The Plans are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions on any award under the Plans are determined at the discretion of the board of directors, or its committee if so delegated. Stock options granted under the Plans with service-based vesting conditions generally vest over four years and expire after ten years. The exercise price for stock options granted is not less than the fair value of common stock as of the date of grant. Prior to our IPO, fair value of common stock was determined by the board of directors. Subsequent to our IPO, fair value of common stock is based on quoted market prices.

As of December 31, 2021, 2,650,622 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. We completed our IPO in 2020 and, accordingly, lack company-specific historical and implied volatility information. Therefore, we estimated our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. For options with service-based vesting conditions, the expected term of our stock options was determined utilizing the “simplified” method for awards that qualified as “plain-vanilla” options. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield was based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.81%	0.60%	2.00%
Expected volatility	76.0%	77.3%	75.7%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0

The following table summarizes our stock option activity since December 31, 2020:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	5,241,770	$9.89	8.69	$99,467
Granted	2,151,439	28.70
Exercised	(767,185)	4.25
Forfeited	(420,936)	10.23
Outstanding as of December 31, 2021	6,205,088	$17.09	8.33	$5,140
Vested and expected to vest as of December 31, 2021	5,654,048	$18.25	8.34	$4,081
Options exercisable as of December 31, 2021	1,762,448	$10.07	7.49	$2,575

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had strike prices lower than the fair value of our common stock.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $18.81, $10.41, and $4.46 per share, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $19.4 million, $20.0 million and $0.1 million, respectively.

Restricted common stock units

We did not issue restricted stock units in the year ended December 31, 2021. During the year ended December 31, 2020, we issued 26,242 restricted stock units with a fair value of $0.5 million.  The total fair value of restricted common stock units vested during the years ended December 31, 2021 and 2020 was approximately $0.2 million and $0.3 million, respectively.

Restricted common stock awards

We did not issue restricted stock awards in the year ended December 31, 2021. The following table summarizes our restricted common stock awards activity since December 31, 2020:

		Weighted Average
	Shares	Grant Date Fair Value
Unvested restricted common stock as of December 31, 2020	678,135	$1.28
Issued	—	—
Vested	(665,474)	1.22
Forfeited	(1,578)	4.59
Unvested restricted common stock as of December 31, 2021	11,083	$4.59

The total fair value of restricted common stock awards vested during the years ended December 31, 2021, 2020, and 2019 was approximately $17.7 million, $15.8 million, and $7.0 million, respectively.

Employee stock purchase plan

In May 2020 our board of directors adopted, and in June 2020 our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The 2020 ESPP provides participating employees with the opportunity to purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of our common stock at the beginning or end of the offering period. During the year ended December 31, 2021, we issued 38,507 shares of common stock under the 2020 ESPP and 912,424 shares remained available for issuance as of December 31, 2021.

The number of shares of common stock reserved for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2021 and 2022, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 481,231 shares to 950,931 shares and from 950,931 shares to 1,520,738 shares, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of shares of common stock granted under the 2020 ESPP:

Year Ended December 31,
2021
Risk-free interest rate	0.09%
Expected volatility	85.6%
Expected dividend yield	—
Expected term (in years)	0.5

Stock-Based Compensation

We record compensation cost for all share-based payment arrangements, including employee, non-employee and director stock options and restricted common stock. We recorded stock-based compensation expense in the following expense categories of our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Research and development expenses	$9,316	$4,301	$2,753
General and administrative expenses	8,541	4,111	1,454
Total	$17,857	$8,412	$4,207

As of December 31, 2021, total unrecognized compensation cost related to unvested stock-based awards was $47.7 million, which is expected to be recognized over a weighted average period of 2.5 years. Additionally, as of December 31, 2021, we had unrecognized compensation cost related to unvested stock-based awards with performance-based vesting conditions for which performance has not been deemed probable of $1.8 million.

10. Income taxes

For the years ended December 31, 2021, 2020 and 2019, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to the uncertainty of realizing a benefit from those items. All of our operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.7)	(7.0)	(5.9)
Federal and state research and development tax credits	(2.4)	(4.2)	(5.1)
Stock-based compensation expense	(1.7)	(2.6)	1.0
Other	—	—	0.2
Change in deferred tax asset valuation allowance	31.8	34.8	30.8
Effective income tax rate	—%	—%	—%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$79,607	$48,280
Research and development tax credit carryforwards	12,157	9,385
Operating lease liability	22,082	—
Deferred rent	—	4,456
Other	6,386	2,747
Total deferred tax assets	120,232	64,868
Deferred tax liabilities:
Operating lease right-of-use assets	(17,797)	—
Property and equipment	(3,533)	(3,900)
Total deferred tax liabilities	(21,330)	(3,900)
Valuation allowance	(98,902)	(60,968)
Net deferred tax assets	$—	$—

As of December 31, 2021, we had federal net operating loss carryforwards of $292.2 million, which may be available to offset future taxable income, of which $8.2 million of the total net operating loss carryforwards expire at various dates beginning in 2036, while the remaining $284.0 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2021, we had state net operating loss carryforwards of $288.5 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. In addition, as of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $8.3 million and $4.9 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2032, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income and tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. We have not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If we have experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards may be subject to an annual limitation, which is determined by first multiplying the value of our at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before their utilization. Further, until a study is completed by us and any limitation is known, no amounts are being presented as an uncertain tax position.

Utilization of the research and development tax credit carryforwards may be subject to additional limitations. We have not yet conducted a study of our research and development credit carryforwards to determine if an adjustment to our carryforwards is required. Until a study is completed by us and any limitation is known, no amounts are being presented as an uncertain tax position.

We have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets, which consist primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered our history of cumulative net losses incurred since inception, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that we will not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. We reevaluate the positive and negative evidence at each reporting period.

The changes in the valuation allowance for deferred tax assets during the year ended December 31, 2021 and 2020 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards. The changes in the valuation allowance for 2021 and 2020 were as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Valuation allowance as of beginning of year	$60,968	$33,113
Increases recorded to income tax provision	37,934	27,855
Valuation allowance as of end of year	$98,902	$60,968

We assess the uncertainty in our income tax positions to determine whether a tax position of ours is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No reserve for uncertain tax positions or related interest and penalties have been recorded at December 31, 2021 and 2020.

We file income tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. We are open to future tax examination under statute from 2017 to the present.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law making several changes to the Code. The changes include, but are not limited to, increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the CARES Act did not have a material impact on our income tax provision.

11. License agreements

NIH

We have an agreement with the U.S. Department of Health and Human Services, as represented by The National Heart, Lung, and Blood Institute, an Institute of the National Institutes of Health, or NIH, entered into in 2017, pursuant to which NIH granted us a non-exclusive license, with the right to grant sublicenses, under certain NIH intellectual property related to our ceDNA construct. In July 2019, the agreement was amended to include Association Institut de Myologie, Universite Pierre et Marie Curie, Centre National de la Recherche Scientifique, and Inserm Transfert SA, collectively referred to as the French Institutions, as a licensor.

We are obligated to make future milestone payments of up to $0.4 million per licensed product upon the achievement of specified milestones as well as royalties on a licensed product-by-licensed product and country-by-country basis of a low single digit percentage of annual net sales of licensed products. We are obligated to pay a high single-digit royalty percentage of all sublicensing income. The royalties on net sales may be reduced by up to 25% in certain circumstances as defined in the agreement. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis upon the expiration of the last-to-expire licensed intellectual property rights in such country. Additionally, we are required to reimburse the French Institutions for a portion of certain past and ongoing patent related expenses related to the licensed technology. The agreement requires us to use reasonable commercial efforts to meet certain performance milestones and execute a commercial development plan within specified timeframes.

Unless terminated earlier, the agreement remains in effect until the last to expire of the licensed patent rights on a licensed product-by-licensed product and country-by-country basis. NIH and the French Institutions may terminate the agreement if we fail to perform our material obligations, including but not limited to our failure to meet the applicable performance milestones despite using commercially reasonable efforts, and have not remediated such deficiency within a specified time period. NIH and the French Institutions can terminate the agreement in the event we become insolvent, file a petition in bankruptcy, have such a petition filed against it, or determine to file a petition in bankruptcy. In addition, NIH and the French Institutions may terminate the agreement in the event of a material breach by us and failure to cure such breach within a certain period of time. We are currently in compliance with the terms of the agreement. We can voluntarily terminate the agreement with prior notice to NIH and the French Institutions.

During each of the years ended December 31, 2021, 2020, and 2019, we recorded research and development expense of less than $0.1 million under this agreement.

UMass

We have an agreement with the University of Massachusetts as represented by and solely on behalf of its Medical School, or UMass, entered into in 2017, pursuant to which UMass granted us an exclusive license, with the right to grant sublicenses, under the UMass intellectual property related to our ceDNA construct.

We are obligated to make future milestone payments of up to $0.8 million per licensed product upon the achievement of specified milestones as well as royalties on a licensed product-by-licensed product and country-by-country basis of a low single digit percentage of annual net sales of licensed products, subject to annual minimum royalties as defined in the agreement. Additionally, we have agreed to pay a low-to-mid single-digit royalty percentage of all sublicensing income, which will vary depending on when the sublicense agreement to a third party was executed. The milestone payments are non-refundable and non-creditable against any other payments due to UMass under the agreement. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis upon the expiration of the last-to-expire licensed intellectual property rights in such country. The agreement requires us to use diligent efforts to meet certain performance milestones within specified timeframes.

As part of the arrangement, we agreed to issue 125,677 shares of our common stock to UMass. We recorded $0.1 million as research and development expense and additional-paid-in capital at the time of the agreement in 2017, representing the fair value of the common stock at that time. The shares were issued in August 2019.

Unless terminated earlier, the agreement will continue until the last-to-expire valid claim of the licensed patents. UMass may terminate the agreement if we fail to perform our material obligations, including but not limited to our failure to meet the applicable performance milestones despite using commercially reasonable efforts, and have not remediated such deficiency within a specified time period or negotiated a revised performance timeline. UMass can terminate the agreement if we fail to make any payments within a specified period after receiving written notice of such failure, or in the event of a material breach by us and failure to cure such breach within a certain period of time. We are currently in compliance with the terms of the agreement. We can voluntarily terminate the agreement with prior notice to UMass. As of December 31, 2021, we have paid the first milestone for the issuance of the first patent in the licensed patent application family, and we have recorded no royalty or other milestone liabilities under the UMass Agreement.

During each of the years ended December 31, 2021,  2020, and 2019, we recorded research and development expense of less than $0.1 million under this agreement.

Other license agreements

We have other license agreements under which we may become subject to future additional fees and milestone payments.

12. Commitments and contingencies

401(k) Plan

We have a defined-contribution plan under Section 401(k) of the Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In September 2020, we adopted a match program, beginning on January 1, 2021, for employee contributions to the 401(k) Plan up to a maximum of four percent of the employee’s salary, subject to the maximums established under the Code.

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

Legal proceedings

We, from time to time, may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

13. Net loss per share

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

	December 31,
	2021	2020	2019
Convertible preferred stock (as converted to common stock)	—	—	14,961,027
Unvested restricted common stock	11,083	678,135	1,705,188
Unvested restricted common stock units	13,120	19,681	—
Stock options to purchase common stock	6,205,088	5,241,770	3,373,884
Total	6,229,291	5,939,586	20,040,099

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: February 24, 2022	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., MBA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoff McDonough	President, Chief Executive Officer and Director	February 24, 2022
Geoff McDonough, M.D.	(Principal Executive Officer)

/s/ Matthew Norkunas	Chief Financial Officer	February 24, 2022
Matthew Norkunas, M.D., MBA	(Principal Financial and Accounting Officer)

/s/ Gustav Christensen	Director	February 24, 2022
Gustav Christensen

/s/ Ron H.W. Cooper	Director	February 24, 2022
Ron H.W. Cooper

/s/ Jeffrey Jonas	Director	February 24, 2022
Jeffrey Jonas, M.D.

/s/ Donald Nicholson	Director	February 24, 2022
Donald Nicholson, Ph.D.

/s/ Anthony Quinn	Director	February 24, 2022
Anthony Quinn, M.B. Ch.B., Ph.D.

/s/ Jason Rhodes	Director	February 24, 2022
Jason Rhodes

/s/ Charles Rowland	Director	February 24, 2022
Charles Rowland

/s/ Catherine Stehman-Breen	Director	February 24, 2022
Catherine Stehman-Breen, M.D.

XBRL-Only Content Section