Form 10-Q
period 2022-03-31
Generation Bio Co.
filed 2022-05-05
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022 there were 57,087,958 shares of Common Stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, of Generation Bio Co. contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the timing of and our ability to complete the build-out and regulatory agency review of our manufacturing facility;
●	our ability to operate our manufacturing facility to manufacture for clinical and commercial supply;
●	the potential advantages of our non-viral genetic medicine platform;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for any product candidates we may develop;
●	our estimates regarding the potential addressable patient populations for our programs;
●	our commercialization and marketing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of the COVID-19 pandemic and our response to the pandemic;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
●	developments and expectations regarding developments and projections relating to our competitors and our industry; and

●	our ability to maintain and establish collaborations or obtain additional funding.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in the “Risk Factors” section in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$336,978	$375,145
Prepaid expenses and other current assets	4,585	4,041
Total current assets	341,563	379,186
Property and equipment, net	27,846	25,886
Operating lease right-of-use assets	62,882	65,143
Restricted cash	5,692	5,692
Deferred offering costs	461	461
Other long-term assets	5,582	403
Total assets	$444,026	$476,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,547	$2,023
Accrued expenses and other current liabilities	8,927	12,177
Operating lease liability	4,780	4,608
Total current liabilities	15,254	18,808
Operating lease liability, net of current portion	75,857	76,217
Total liabilities	91,111	95,025
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 57,004,128 and 56,980,701 shares issued at March 31, 2022 and December 31, 2021, respectively; 57,004,128 and 56,969,618 shares outstanding at March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	696,034	689,866
Accumulated other comprehensive income	—	—
Accumulated deficit	(343,125)	(308,126)
Total stockholders’ equity	352,915	381,746
Total liabilities and stockholders’ equity	$444,026	$476,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$25,554	$18,753
General and administrative	9,790	6,902
Total operating expenses	35,344	25,655
Loss from operations	(35,344)	(25,655)
Other income:
Other income and interest income	345	93
Net loss and net loss attributable to common stockholders	$(34,999)	$(25,562)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.46)
Weighted average common shares outstanding, basic and diluted	56,996,495	55,366,238
Comprehensive loss:
Net loss	$(34,999)	$(25,562)
Other comprehensive loss:
Unrealized gains on marketable securities	—	1
Comprehensive loss	$(34,999)	$(25,561)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

	Three Months Ended March 31, 2022
Balances at December 31, 2021	56,969,618	$6	$689,866	$—	$(308,126)	$381,746
Issuance of common stock upon exercise of stock options	21,787	—	102	—	—	102
Vesting of restricted common stock	12,723	—	—	—	—	—
Stock-based compensation expense	—	—	6,066	—	—	6,066
Unrealized gains on marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	(34,999)	(34,999)
Balances at March 31, 2022	57,004,128	$6	$696,034	$—	$(343,125)	$352,915

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

	Three Months Ended March 31, 2021
Balances at December 31, 2020	46,291,877	$5	$456,974	$9	$(188,975)	$268,013
Issuance of common stock upon public offering, net of issuance costs of $590	9,200,000	1	211,285	—	—	211,286
Issuance of common stock upon exercise of stock options	387,578	—	1,519	—	—	1,519
Vesting of restricted common stock	215,074	—	—	—	—	—
Stock-based compensation expense	—	—	3,479	—	—	3,479
Unrealized gains on marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(25,562)	(25,562)
Balances at March 31, 2021	56,094,529	$6	$673,257	$10	$(214,537)	$458,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(34,999)	$(25,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,066	3,479
Depreciation and amortization expense	1,197	1,064
Amortization (accretion) of premium (discount) on marketable securities, net	—	260
Loss on sale of property and equipment	28	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(531)	704
Other noncurrent assets	(3,105)	(334)
Accounts payable	(684)	(145)
Accrued expenses and other current liabilities	(3,407)	(2,493)
Net cash used in operating activities	(35,435)	(23,027)
Cash flows from investing activities:
Purchases of property and equipment	(2,784)	(915)
Maturities of marketable securities	—	114,400
Net cash (used in) provided by investing activities	(2,784)	113,485
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	211,876
Payment of offering costs	(50)	(438)
Proceeds from exercise of stock options and other types of equity, net	102	1,519
Net cash provided by financing activities	52	212,957
Net increase in cash, cash equivalents and restricted cash	(38,167)	303,415
Cash, cash equivalents and restricted cash at beginning of period	380,837	64,940
Cash, cash equivalents and restricted cash at end of period	$342,670	$368,355
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,928	$64
Offering costs included in accounts payable and accrued expenses	$—	$111

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sales of convertible preferred stock (which converted into common stock in 2020), and most recently, the sale of common stock in underwritten public offerings. We have incurred recurring losses, including net losses of $35.0 million for the three months ended March 31, 2022 and $25.6 million for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $343.1 million. We expect to continue to generate operating losses in the foreseeable future. As of May 5, 2022, the issuance date of these condensed consolidated financial statements, we expect that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other period.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

3. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
(in thousands)
Accrued employee compensation and benefits	$3,392	$7,579
Accrued external research and development expenses	1,969	2,091
Property and equipment	1,720	869
Accrued professional fees	930	962
Other	916	676
Total	$8,927	$12,177

4. Equity

As of March 31, 2022, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of May 5, 2022, the issuance date of these condensed consolidated financial statements, we have not issued and sold any shares of our common stock pursuant to this sales agreement.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our stockholders. Holders of common stock are not entitled to receive dividends, unless declared by the board of directors.

5. Stock-Based Compensation

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

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Stock Incentive Plan, or the 2020 Plan, and, together with the 2017 Plan, the Plans, which became effective on June 11, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2020 Plan is the sum of (1) 2,547,698 shares; plus (2) the number of shares (up to a maximum of 7,173,014 shares) as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan on June 11, 2020 and (y) the number of shares of common stock subject to outstanding awards granted under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on such date, and (ii) an amount determined by the board of directors. In January 2021 and 2022, the number of shares of common stock authorized for issuance under the 2020 Plan was increased from 10,275,717 shares to 12,154,517 shares and from 12,154,517 shares to 14,433,745 shares, respectively. Upon the effectiveness of the 2020 Plan, we ceased granting additional awards under the 2017 Plan.

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

As of March 31, 2022, 1,113,191 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the three months ended March 31, 2022, we granted service-based options to certain employees for the purchase of 2,537,390 shares of common stock with a weighted average grant date fair value of $4.77 per share that vest over a weighted average period of approximately four years.

Restricted stock units

During the three months ended March 31, 2022, we issued 1,604,809 restricted stock units with a fair value of $10.4 million that vest over a weighted average period of approximately 2.2 years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock reserved for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2022, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 950,931 shares to 1,520,738 shares. As of March 31, 2022, 1,482,231 shares remained available for issuance under the 2020 ESPP .

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development expenses	$3,151	$1,898
General and administrative expenses	2,915	1,581
Total	$6,066	$3,479

As of March 31, 2022, total unrecognized compensation cost related to unvested stock options and restricted common stock was $61.2 million, with $52.0 million expected to be recognized over a weighted average period of 2.8 years and $9.2 million expected to be recognized over a weighted average period of 2.0 years, respectively. Additionally, as of March 31, 2022, we had unrecognized compensation cost related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable of $1.8 million.

6. Commitments and Contingencies

401(k) Plan

We have a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to contribute a portion of their annual compensation on a pre-tax and/or after-tax basis. In September 2020, we adopted a match program, beginning on January 1, 2021, for employee contributions to the 401(k) Plan up to a maximum of four percent of the employee’s salary, subject to the maximums established under the U.S. Internal Revenue Code of 1986, as amended.

Indemnification agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. We have not incurred any material costs as a result of such indemnifications and are not currently aware of any indemnification claims.

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the three months ended March 31, 2022.

7. Net Loss per Share

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

	March 31,
	2022	2021
Unvested restricted common stock	—	482,728
Unvested restricted common stock units	1,537,744	18,040
Stock options to purchase common stock	8,473,696	5,801,170
Total	10,011,440	6,301,938

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations are meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. It should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes appearing in our most recently filed Annual Report on Form 10-K, or Annual Report, with the Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, in our Annual Report and in the other documents filed with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

In addition, we believe that our non-viral genetic medicine platform may be used to develop therapies that deliver antibody genes to direct the liver to produce antibody therapies from patients’ own cells for years at a time from a single dose in a process we refer to as endogenous therapeutic antibody production, or ETAP. We plan to advance ETAP programs across multiple therapeutic areas, including prevalent indications.

We also believe that our platform may be used to develop other therapeutic modalities and are exploring ways to apply our platform technologies. For example, we are conducting early research into the development of potential messenger RNA-, or mRNA-, based vaccines and ceDNA-based vaccines, in each case, using our proprietary ctLNPs for vaccines. We believe mRNA-ctLNP and ceDNA-ctLNP vaccines could meet or exceed the benchmark for efficacy and duration of current mRNA-LNP vaccines in use. In particular, we believe ceDNA-ctLNP vaccines could enable more durable antigen expression, and could be stored at ambient temperatures, potentially allowing for greater shelf stability than currently approved mRNA-LNP vaccines, which currently must be stored at very low temperatures, limiting distribution.

Furthermore, we plan to expand our portfolio to include rare and prevalent diseases of the skeletal muscle, the central nervous system and oncology by developing discrete ctLNPs, each engineered to reach a different tissue.

Since our inception in October 2016, we have focused substantially all of our resources on building our non-viral genetic medicine platform, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sales of convertible preferred stock (which converted into common stock in 2020) and, most recently, the sale of common stock in our public offerings. In June 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the three months ended March 31, 2022 and 2021, we reported net losses of $35.0 million and $25.6 million, respectively. As of March 31, 2022, we had an accumulated deficit of $343.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●	continue our current research programs and conduct additional research programs;
●	expand the capabilities of our proprietary non-viral genetic medicine platform;
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company;
●	hire additional clinical, regulatory and scientific personnel;
●	advance any product candidates we identify into preclinical and clinical development;
●	build out and maintain a commercial-scale current Good Manufacturing Practice-compliant manufacturing facility;
●	establish additional commercial manufacturing sources and secure supply chain capacity sufficient to provide necessary quantities of any product candidates we may develop for clinical or commercial use;
●	seek marketing approvals for any product candidates that successfully complete clinical trials; and
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

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

We plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our other business operations. In an effort to provide a safe work environment for our employees, we are continuing to maintain our increased cadence of sanitization of our office and lab facilities, implementation of various social distancing measures in our office and lab facilities, and provision of personal protective equipment for our employees present in our office and lab facilities. We are continuing to monitor the impact and effects of the COVID-19 pandemic and our response to it and, in accordance with updated federal and state guidelines, we have relaxed some of our COVID-19 related restrictions. For example, we are permitting on-site presence in our office and lab facilities. Additionally, we implemented a new company policy concerning COVID-19 vaccinations effective during the first quarter of 2022, which includes mandatory vaccination requirements for all employees, with certain limited exceptions.

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

Components of Our Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs, which include:

●	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;

●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants, contractors and CROs, and regulatory agency fees;
●	the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical studies, including under agreements with third parties, such as consultants, contractors and CDMOs;
●	laboratory supplies and research materials;
●	facilities, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our external research and development expenses consist of costs that include fees and other costs paid to consultants, contractors, CDMOs and CROs in connection with our research, preclinical and manufacturing activities. We do not allocate our research and development costs to specific programs because costs are deployed across multiple programs and our platform and, as such, are not separately classified. We expect that our research and development expenses will increase substantially as we advance our programs into clinical development and expand our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

●	the timing and progress of preclinical studies, including investigational new drug, or IND , -enabling studies;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete preclinical and clinical development of our product candidates;
●	the timing of the submission and acceptance of IND applications or comparable foreign applications that allow commencement of future clinical trials for our product candidates;
●	the successful initiation, enrollment and completion of clinical trials, including under Good Clinical Practices;
●	our ability to achieve positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended patient populations of any product candidates we may develop;
●	our ability to build out our manufacturing facility and scale RES to produce clinical and initial commercial supply;
●	our ability to establish arrangements with third-party manufacturers for preclinical and clinical supply;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to establish new licensing or collaboration arrangements;
●	the receipt and related terms of regulatory approvals from the U.S. Food and Drug Administration and other applicable regulatory authorities;

●	our ability to establish, obtain, maintain, enforce and defend patent, trademark, trade secret protection and other intellectual property rights or regulatory exclusivity for any product candidates we may develop and our technology; and
●	our ability to maintain a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

Other income and interest income

Other income and interest income consists of interest income earned on our invested cash balances and other miscellaneous income unrelated to our core operations.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	2022 vs 2021
Operating expenses:
Research and development	$25,554	$18,753	$6,801
General and administrative	9,790	6,902	2,888
Total operating expenses	35,344	25,655	9,689
Loss from operations	(35,344)	(25,655)	(9,689)
Other income:
Other income and interest income	345	93	252
Net loss	$(34,999)	$(25,562)	$(9,437)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	2022 vs 2021
Personnel-related	$7,746	$5,388	$2,358
Preclinical and manufacturing	4,641	5,829	(1,188)
Facilities	5,339	2,220	3,119
Stock-based compensation	3,151	1,898	1,253
Lab supplies	1,479	1,630	(151)
Consulting and professional services	1,010	458	552
Other	2,188	1,330	858
Total research and development expenses	$25,554	$18,753	$6,801

Research and development expenses were $25.6 million for the three months ended March 31, 2022, compared to $18.8 million for the three months ended March 31, 2021. The increase in facilities costs of $3.1 million was primarily driven by the recognition of rent expense related to the lease of our manufacturing facility. The increases in personnel-related costs of $2.4 million and stock-based compensation costs of $1.3 million were primarily due to increased headcount in our research and development function. These increases were partially offset by a decrease in preclinical and manufacturing costs of $1.2 million primarily due to a decrease in costs as we transitioned to our in-house RES manufacturing process in the second half of 2021.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	2022 vs 2021
Personnel-related	$4,057	$3,038	$1,019
Stock-based compensation	2,915	1,581	1,334
Professional and consultant fees	2,049	1,416	633
Facilities	126	446	(320)
Other	643	421	222
Total general and administrative expenses	$9,790	$6,902	$2,888

General and administrative expenses were $9.8 million for the three months ended March 31, 2022, compared to $6.9 million for the three months ended March 31, 2021. The increase in stock-based compensation costs and personnel-related costs of $1.3 million and $1.0 million, respectively, were primarily a result of an increase in headcount in our general and administrative function.

Other income and interest income

Other income and interest income for the three months ended March 31, 2022 was $0.3 million as compared to $0.1 million for the three months ended March 31, 2021. The increase in other income and interest income was primarily due to a nonrecurring gain recognized during the three months ended March 31, 2022 related to an amendment of our Cambridge, Massachusetts office and laboratory space lease, partially offset by a decrease in interest income earned on our invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock (which converted into common stock in 2020) and with proceeds from the sale of common stock in our public offerings. In June 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million, after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of May 5, 2022, the issuance date of the condensed consolidated financial statements, we have not issued and sold any shares of our common stock pursuant to this sales agreement. As of March 31, 2022, we had cash and cash equivalents of $337.0 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(35,435)	$(23,027)
Net cash (used in) provided by investing activities	(2,784)	113,485
Net cash provided by financing activities	52	212,957
Net increase in cash, cash equivalents and restricted cash	$(38,167)	$303,415

Operating activities

During the three months ended March 31, 2022, operating activities used $35.4 million of cash, primarily resulting from our net loss of $35.0 million, offset by non-cash charges of $7.3 million and changes in our operating assets and liabilities of $7.7 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted of a $4.1 million decrease of accrued expense and other current liabilities and accounts payable, $3.1 million increase in other noncurrent assets and a $0.5 million increase in prepaid expenses and other current assets.

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

Changes in accounts payable, accrued expenses and other current liabilities, prepaid expenses, and other long term assets in the periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2022, net cash used in investing activities was $2.8 million, due to an increase in purchases of property and equipment during the period. During the three months ended March 31, 2021, net cash provided by investing activities was $113.5 million, due to the maturities of marketable securities of $114.4 million, partially offset by a $0.9 million increase in purchases of property and equipment during the period.

Property and equipment purchases during the three months ended March 31, 2022 and 2021 were primarily related to leasehold improvements and lab equipment for our facility in Cambridge, Massachusetts.

Financing activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million, consisting of proceeds from the exercise of common stock options during the period. During the three months ended March 31, 2021, net cash provided by financing activities was $213.0 million, consisting primarily of proceeds from our follow-on public offering of common stock of $211.9 million, net of underwriting discounts and commissions, and proceeds of $1.5 million from the exercise of common stock options, partially offset by the payment of $0.4 million of public offering costs.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditures into 2024. The net decrease in cash and cash equivalents during the three months ended March 31, 2022 includes cash outflows for seasonal and one-time expenditures, which are not expected to recur during the remainder of the 2022 fiscal year. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect the holdings or the rights of our common stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $337.0 million as of March 31, 2022. We did not have marketable securities as of March 31, 2022, and we did not record any impairment charges to our marketable debt securities during the three months ended March 31, 2022. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities, which in previous reporting periods had included marketable debt securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report, which could materially affect our business, financial condition, or future results.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1+

Offer letter, dated October 11, 2018, by and between the registrant and Antionette Paone, as amended (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K, File No. 001-39319, filed February 24, 2022).

10.2*	Third Amendment to Lease, dated February 24, 2022, by and between the registrant and BMR-Rogers Street LLC.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: May 5, 2022	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)