Form 10-Q
period 2022-06-30
Generation Bio Co.
filed 2022-08-04
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022 there were 59,011,223 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	our ability to find one or more third parties to assume our lease or sublease the property in Waltham, MA;
●	the potential advantages of our non-viral genetic medicine platform;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for any product candidates we may develop;
●	our estimates regarding the potential addressable patient populations for our programs;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of the COVID-19 pandemic and our response to the pandemic;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
●	developments and expectations regarding developments and projections relating to our competitors and our industry; and
●	our ability to maintain and establish collaborations or obtain additional funding.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$158,265	$375,145
Marketable securities	153,939	—
Tenant receivable	1,778	—
Prepaid expenses and other current assets	7,149	4,041
Total current assets	321,131	379,186
Property and equipment, net	24,885	25,886
Operating lease right-of-use assets	62,958	65,143
Restricted cash	5,692	5,692
Deferred offering costs	456	461
Other long-term assets	3,872	403
Total assets	$418,994	$476,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,087	$2,023
Accrued expenses and other current liabilities	8,979	12,177
Operating lease liability	6,119	4,608
Total current liabilities	16,185	18,808
Operating lease liability, net of current portion	77,935	76,217
Total liabilities	94,120	95,025
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2022 and December 31, 2021; 57,597,141 and 56,980,701 shares issued at June 30, 2022 and December 31, 2021, respectively; 57,597,141 and 56,969,618 shares outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	706,261	689,866
Accumulated other comprehensive income	(339)	—
Accumulated deficit	(381,054)	(308,126)
Total stockholders’ equity	324,874	381,746
Total liabilities and stockholders’ equity	$418,994	$476,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$28,365	$22,656	$53,919	$41,409
General and administrative	10,116	8,186	19,906	15,088
Total operating expenses	38,481	30,842	73,825	56,497
Loss from operations	(38,481)	(30,842)	(73,825)	(56,497)
Other income:
Other income and interest income	552	51	897	144
Net loss and net loss attributable to common stockholders	$(37,929)	$(30,791)	$(72,928)	$(56,353)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.55)	$(1.28)	$(1.01)
Weighted average common shares outstanding, basic and diluted	57,149,474	56,318,025	57,107,917	55,843,348
Comprehensive loss:
Net loss	$(37,929)	$(30,791)	$(72,928)	$(56,353)
Other comprehensive loss:
Unrealized losses on marketable securities	(339)	(6)	(339)	(5)
Comprehensive loss	$(38,268)	$(30,797)	$(73,267)	$(56,358)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
	Three Months Ended June 30, 2022
Balances at March 31, 2022	57,004,128	$6	$696,034	$—	$(343,125)	$352,915
Issuance of common stock from public ATM offering, net of commissions and offering costs of $89	415,637	—	2,721	—	—	2,721
Issuance of common stock upon exercise of stock options	110,587	—	452	—	—	452
Vesting of restricted common stock	1,640	—	—	—	—	—
Issuance of common stock under other equity plans	65,149		363	—	—	363
Stock-based compensation expense	—	—	6,691	—	—	6,691
Unrealized losses on marketable securities	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(37,929)	(37,929)
Balances at June 30, 2022	57,597,141	$6	$706,261	$(339)	$(381,054)	$324,874

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended June 30, 2021
Balances at March 31, 2021	56,094,529	$6	$673,257	$10	$(214,537)	$458,736
Issuance of common stock upon exercise of stock options	155,942	—	731	—	—	731
Vesting of restricted common stock	165,531	—	—	—	—	—
Issuance of common stock under other equity plans	15,511	—	355	—	—	355
Stock-based compensation expense	—	—	4,377	—	—	4,377
Unrealized losses on marketable securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(30,791)	(30,791)
Balances at June 30, 2021	56,431,513	$6	$678,720	$4	$(245,328)	$433,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
	Six Months Ended June 30, 2022
Balances at December 31, 2021	56,969,618	$6	$689,866	$—	$(308,126)	$381,746
Issuance of common stock from public ATM offering, net of commissions and offering costs of $89	415,637	—	2,721	—	—	2,721
Issuance of common stock upon exercise of stock options	132,374	—	554	—	—	554
Vesting of restricted common stock	14,363	—	—	—	—	—
Issuance of common stock under other equity plans	65,149	—	363	—	—	363
Stock-based compensation expense	—	—	12,757	—	—	12,757
Unrealized losses on marketable securities	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(72,928)	(72,928)
Balances at June 30, 2022	57,597,141	$6	$706,261	$(339)	$(381,054)	$324,874

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Six Months Ended June 30, 2021
Balances at December 31, 2020	46,291,877	$5	$456,974	$9	$(188,975)	$268,013
Issuance of common stock upon initial public offering, net of issuance costs of $590	9,200,000	1	211,285	—	—	211,286
Issuance of common stock upon exercise of stock options	543,520	—	2,250	—	—	2,250
Vesting of restricted common stock	380,605	—	—	—	—	—
Issuance of common stock under other equity plans	15,511	—	355	—	—	355
Stock-based compensation expense	—	—	7,856	—	—	7,856
Unrealized losses on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(56,353)	(56,353)
Balances at June 30, 2021	56,431,513	$6	$678,720	$4	$(245,328)	$433,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(72,928)	$(56,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,757	7,856
Depreciation and amortization expense	2,420	2,194
Amortization (accretion) of premium (discount) on marketable securities, net	(240)	412
Loss on sale of property and equipment	28	—
Loss on impairment of leasehold improvements	5,037	—
Changes in operating assets and liabilities:
Tenant receivable	(1,778)	—
Prepaid expenses and other current assets	(3,097)	(2,140)
Operating lease right-of-use assets	2,185	1,421
Other noncurrent assets	(3,466)	(30)
Accounts payable	(936)	322
Accrued expenses and other current liabilities	(2,179)	(171)
Operating lease liability	3,229	(1,975)
Net cash used in operating activities	(58,968)	(48,464)
Cash flows from investing activities:
Purchases of property and equipment	(7,468)	(2,183)
Purchases of marketable securities	(154,037)	—
Maturities of marketable securities	—	165,900
Net cash (used in) provided by investing activities	(161,505)	163,717
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	211,876
Payment of offering costs	(50)	(550)
Proceeds from issuance of common stock from public ATM offering, net of commissions and offering costs	2,726	—
Proceeds from exercise of stock options and other types of equity, net	917	2,604
Net cash provided by financing activities	3,593	213,930
Net increase in cash, cash equivalents and restricted cash	(216,880)	329,183
Cash, cash equivalents and restricted cash at beginning of period	380,837	64,940
Cash, cash equivalents and restricted cash at end of period	$163,957	$394,123
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$544	$333
Unrealized losess on marketable securities	$(339)	$(5)
Offering costs included in accounts payable and accrued expenses	$—	$118

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sales of convertible preferred stock (which converted into common stock in 2020), and most recently, the sales of common stock in underwritten public offerings. We have incurred recurring losses, including net losses of $72.9 million for the six months ended June 30, 2022 and $56.4 million for the six months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $381.1 million. We expect to continue to generate operating losses in the foreseeable future. As of August 4, 2022, the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021 have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other period.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

	As of June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Commercial paper	$19,915	$—	$—	$19,915
U.S. treasury securities	134,363	—	(339)	134,024
Totals	$154,278	$—	$(339)	$153,939

As of June 30, 2022, our marketable securities consisted of investments that mature within one year.

We did not have marketable securities as of December 31, 2021.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at June 30, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,071	$—	$—	$1,071
U.S. treasury securities	—	44,954	—	44,954
Marketable securities:
Commercial paper	—	19,915	—	19,915
U.S. treasury securities	—	134,024	—	134,024
Totals	$1,071	$198,893	$—	$199,964

	Fair Value Measurements at December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$259,609	$—	$—	$259,609

Money market funds were valued based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Our marketable securities, which as of June 30, 2022 have consisted of commercial paper and U.S. treasury securities, were valued using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

4. Property and equipment, net

Property and equipment, net consisted of the following:

	As of June 30,	As of December 31,
(in thousands)	2022	2021
Laboratory equipment	$13,521	$12,826
Computer equipment and software	1,243	1,128
Furniture and fixtures	826	826
Leasehold improvements	17,382	17,374
Construction in progress	4,323	3,748
	37,295	35,902
Less: Accumulated depreciation and amortization	(12,410)	(10,016)
Total	$24,885	$25,886

Depreciation and amortization expense for the three and six months ended June 30, 2022 was $1.2 million and $2.4 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2021 was $1.1 million and $2.2 million, respectively.

In July 2021, we entered into a lease agreement to build out a current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. Following additional process development of RES, we achieved a significant increase in scale, while maintaining high productivity and ceDNA purity. As a result, we expect an underutilization of our planned cGMP facility. Consequently, we are seeking one or more third parties to assume our lease or sublease the property and, as a result, have recognized an impairment of $5.0 million related to the abandonment of leasehold improvements on our condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022. We have performed an impairment assessment on other assets related to this abandonment of leasehold improvements and have concluded that no additional impairment is necessary.

5. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
(in thousands)
Accrued employee compensation and benefits	$4,633	$7,579
Accrued external research and development expenses	1,817	2,091
Property and equipment	1,434	869
Accrued professional fees	813	962
Other	282	676
Total	$8,979	$12,177

6. Equity

As of June 30, 2022, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of August 4, 2022, the issuance date of these condensed consolidated financial statements, we have issued and sold 1,544,435 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $10.4 million.

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

As of June 30, 2022, 825,303 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the six months ended June 30, 2022, we granted service-based options to certain employees for the purchase of 2,980,390 shares of common stock with a weighted average grant date fair value of $4.79 per share that vest over a weighted average period of approximately four years.

Restricted stock units

During the six months ended June 30, 2022, we issued 1,660,884 restricted stock units with a fair value of $10.9 million that vest over a weighted average period of approximately 2.2 years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock reserved for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2022, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 950,931 shares to 1,520,738 shares. As of June 30, 2022, 1,417,082 shares remained available for issuance under the 2020 ESPP.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development expenses	$3,476	$2,376	$6,628	$4,274
General and administrative expenses	3,215	2,001	6,129	3,582
Total	$6,691	$4,377	$12,757	$7,856

As of June 30, 2022, total unrecognized compensation cost related to unvested stock options and restricted common stock was $56.1 million, with $48.0 million expected to be recognized over a weighted average period of 2.7 years and $8.1 million expected to be recognized over a weighted average period of 1.7 years, respectively. Additionally, as of June 30, 2022, we had unrecognized compensation cost related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable of $1.8 million.

8. Commitments and Contingencies

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the six months ended June 30, 2022.

9. Net Loss per Share

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

	June 30,
	2022	2021
Unvested restricted common stock	—	300,797
Unvested restricted common stock units	1,533,821	16,400
Stock options to purchase common stock	8,657,817	6,008,215
Total	10,191,638	6,325,412

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

In July 2021, we entered into a lease agreement, or the Seyon Lease, to build out a current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. Following additional process development of RES, we achieved a significant increase in scale, while maintaining high productivity and ceDNA purity. As a result, we expect an underutilization of our planned cGMP facility. Consequently, we are seeking one or more third parties to assume our lease or sublease the property. We have entered into an agreement with an external cleanroom facility at which we expect to manufacture cGMP-compliant clinical and initial commercial supply of ceDNA using RES that will allow us to retain control over personnel, quality, infrastructure and process. Additionally, we may enter into agreements with contract manufacturing organizations, or CMOs, to provide further manufacturing capacity.

Since our inception in October 2016, we have focused substantially all of our resources on building our non-viral genetic medicine platform, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sales of convertible preferred stock (which converted into common stock in 2020) and, most recently, the sales of common stock in public offerings. In June 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the six months ended June 30, 2022 and 2021, we reported net losses of $72.9 million and $56.4 million, respectively. As of June 30, 2022, we had an accumulated deficit of $381.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●	continue our current research programs and conduct additional research programs;
●	expand the capabilities of our proprietary non-viral genetic medicine platform;
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company;
●	develop our capabilities to manufacture and establish additional commercial manufacturing sources and secure supply chain capacity sufficient to provide necessary quantities of any product candidates we may develop for clinical or commercial use;
●	hire additional clinical, regulatory and scientific personnel;
●	advance any product candidates we identify into preclinical and clinical development;
●	seek marketing approvals for any product candidates that successfully complete clinical trials; and
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditures into 2025. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “—Liquidity and Capital Resources.”

COVID-19

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization and to date, the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. We, our CMOs, and our contract research organizations, or CROs, experienced temporary reductions in the capacity to undertake research-scale production and to execute some preclinical studies. While these operations have since normalized, we, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations. In addition, shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt global supply chains and our vendors’ ability to procure items, such as raw materials, that are essential for the manufacturing of our product candidates. We have taken steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.

We plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our other business operations. In an effort to provide a safe work environment for our employees, we are continuing to maintain our increased cadence of sanitization of our office and lab facilities and provision of personal protective equipment for our employees present in our office and lab facilities. We are continuing to monitor the impact and effects of the COVID-19 pandemic and our response to it and, in accordance with updated federal and state guidelines, we have relaxed some of our COVID-19 related restrictions. For example, we are permitting on-site presence in our office and lab facilities. Additionally, we implemented a company policy concerning COVID-19 vaccinations during the first quarter of 2022, which includes mandatory vaccination requirements for all employees, with certain limited exceptions.

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

Components of Our Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs, which include:

●	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;
●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants, contractors and CROs, and regulatory agency fees;
●	the cost of developing and scaling our manufacturing process and capabilities and manufacturing drug substance and drug product for use in our research and preclinical studies, including under agreements with third parties, such as consultants, contractors and CMOs;
●	laboratory supplies and research materials;
●	facilities, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our external research and development expenses consist of costs that include fees and other costs paid to consultants, contractors, CMOs and CROs in connection with our research, preclinical and manufacturing activities. We do not allocate our research and development costs to specific programs because costs are deployed across multiple programs and our platform and, as such, are not separately classified. We expect that our research and development expenses will increase substantially as we advance our programs into clinical development and expand our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

●	the timing and progress of preclinical studies, including investigational new drug, or IND , -enabling studies;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete preclinical and clinical development of our product candidates;
●	the timing of the submission and acceptance of IND applications or comparable foreign applications that allow commencement of future clinical trials for our product candidates;
●	the successful initiation, enrollment and completion of clinical trials, including under Good Clinical Practices;

●	our ability to achieve positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended patient populations of any product candidates we may develop;
●	our ability to scale RES to produce clinical and initial commercial supply;
●	our ability to establish arrangements with third-party manufacturers for preclinical and clinical supply;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to establish new licensing or collaboration arrangements;
●	the receipt and related terms of regulatory approvals from the U.S. Food and Drug Administration and other applicable regulatory authorities;
●	our ability to establish, obtain, maintain, enforce and defend patent, trademark, trade secret protection and other intellectual property rights or regulatory exclusivity for any product candidates we may develop and our technology; and
●	our ability to maintain a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Operating expenses:
Research and development	$28,365	$22,656	$5,709	$53,919	$41,409	$12,510
General and administrative	10,116	8,186	1,930	19,906	15,088	4,818
Total operating expenses	38,481	30,842	7,639	73,825	56,497	17,328
Loss from operations	(38,481)	(30,842)	(7,639)	(73,825)	(56,497)	(17,328)
Other income:
Other income and interest income	552	51	501	897	144	753
Net loss	$(37,929)	$(30,791)	$(7,138)	$(72,928)	$(56,353)	$(16,575)

Research and development expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Personnel-related	$7,423	$5,767	$1,656	$15,169	$11,155	$4,014
Preclinical and manufacturing	3,533	7,809	(4,276)	8,174	13,638	(5,464)
Facilities-related	9,514	2,520	6,994	14,862	4,740	10,122
Stock-based compensation	3,476	2,376	1,100	6,628	4,274	2,354
Lab supplies	1,452	1,805	(353)	2,931	3,435	(504)
Consulting and professional services	1,161	645	516	2,171	1,103	1,068
Other	1,806	1,734	72	3,984	3,064	920
Total research and development expenses	$28,365	$22,656	$5,709	$53,919	$41,409	$12,510

Research and development expenses were $28.4 million for the three months ended June 30, 2022, compared to $22.7 million for the three months ended June 30, 2021. The increase in facilities-related costs of $7.0 million was primarily driven by the recognition of a $5.0 million impairment related to the abandonment of leasehold improvements and rent expense related to the Seyon Lease. The increases in personnel-related costs of $1.7 million and stock-based compensation costs of $1.1 million were primarily due to increased headcount in our research and development function. These increases were partially offset by a decrease in preclinical and manufacturing costs of $4.3 million primarily due to a decrease in costs as we transitioned to our in-house RES manufacturing process in the second half of 2021.

Research and development expenses were $53.9 million for the six months ended June 30, 2022, compared to $41.4 million for the six months ended June 30, 2021. The increase in facilities-related costs of $10.1 million was primarily driven by the recognition of a $5.0 million impairment related to the abandonment of leasehold improvements and rent expense related to the Seyon Lease. The increases in personnel-related costs of $4.0 million and stock-based compensation costs of $2.4 million were primarily due to increased headcount in our research and development function. These increases were partially offset by a decrease in preclinical and manufacturing costs of $5.5 million primarily due to a decrease in costs as we transitioned to our in-house RES manufacturing process in the second half of 2021.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2022	2021	2022 vs 2021	2022	2021	2021 vs 2020
Personnel-related	$3,714	$3,254	$460	$7,770	$6,292	$1,478
Stock-based compensation	3,215	2,001	1,214	6,129	3,582	2,547
Professional and consultant fees	2,123	2,183	(60)	4,171	3,599	572
Facilities-related	656	236	420	782	682	100
Other	408	512	(104)	1,054	933	121
Total general and administrative expenses	$10,116	$8,186	$1,930	$19,906	$15,088	$4,818

General and administrative expenses were $10.1 million for the three months ended June 30, 2022, compared to $8.2 million for the three months ended June 30, 2021. The increases in stock-based compensation costs and personnel-related costs of $1.2 million and $0.5 million, respectively, were primarily a result of an increase in headcount in our general and administrative function.

General and administrative expenses were $19.9 million for the six months ended June 30, 2022, compared to $15.1 million for the six months ended June 30, 2021. The increases in stock-based compensation costs and personnel-related costs of $2.5 million and $1.5 million, respectively, were primarily a result of an increase in headcount in our general and administrative function.

Other income and interest income

Other income and interest income for the three and six months ended June 30, 2022 was $0.6 million and $0.9 million, respectively, as compared to $0.1 million for each the three and six months ended June 30, 2021. The increase in other income and interest income during the three and six months ended June 30, 2022 was primarily due to an increase of interest earned on our invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sales of convertible preferred stock (which converted into common stock in 2020) and with proceeds from the sales of common stock in public offerings. In June 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million, after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of August 4, 2022, the issuance date of the condensed consolidated financial statements, we have issued and sold 1,544,435 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $10.4 million. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $312.2 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(58,968)	$(48,464)
Net cash (used in) provided by investing activities	(161,505)	163,717
Net cash provided by financing activities	3,593	213,930
Net increase in cash, cash equivalents and restricted cash	$(216,880)	$329,183

Operating activities

During the six months ended June 30, 2022, operating activities used $59.0 million of cash, primarily resulting from our net loss of $72.9 million, offset by non-cash charges of $20.0 million and changes in our operating assets and liabilities of $6.0 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted of a $3.5 million increase of other noncurrent assets, a $3.2 million increase in operating lease liability, a $3.1 million decrease of accrued expense and other current liabilities and accounts payable, a $3.1 million increase in prepaid expenses and other current assets, a $2.2 million decrease in operating lease right-of-use assets and a $1.8 million increase in tenant receivable.

During the six months ended June 30, 2021, operating activities used $48.5 million of cash, primarily resulting from our net loss of $56.4 million and changes in our operating assets and liabilities of $2.6 million, both partially offset by non-cash charges of $10.5 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $2.1 million increase in prepaid expenses and other current assets, a $2.0 million decrease in operating lease liability and a $1.4 million decrease in operating lease right-of-use assets.

Changes in accounts payable, accrued expenses and other current liabilities, prepaid expenses, and other long-term assets in the periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2022, net cash used in investing activities was $161.5 million, due to an increase in purchases of marketable securities of $153.9 million and property and equipment of $7.5 million during the period. During the six months ended June 30, 2021, net cash provided by investing activities was $163.7 million, due to the maturities of marketable securities of $165.9 million, partially offset by a $2.2 million increase in purchases of property and equipment during the period.

Property and equipment purchases during the six months ended June 30, 2022 and 2021 were primarily related to leasehold improvements and lab equipment for our facility in Cambridge, Massachusetts.

Financing activities

During the six months ended June 30, 2022, net cash provided by financing activities was $3.6 million, consisting primarily of net proceeds from the issuance of common stock pursuant to our “at-the-market” sales agreement of $2.7 million and $0.9 million in proceeds from the exercise of common stock options and other types of equity, net during the period. During the six months ended June 30, 2021, net cash provided by financing activities was $213.9 million, consisting primarily of proceeds from our follow-on public offering of common stock of $211.9 million, net of underwriting discounts and commissions, and proceeds of $2.6 million from the exercise of common stock options and other types of equity, net, partially offset by the payment of $0.6 million of public offering costs.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and initiate clinical trials for our product candidates in development. The timing and amount of our operating expenditures will depend largely on:

●	the identification of additional research programs and product candidates;
●	the scope, progress, costs and results of preclinical and clinical development for any product candidates we may develop;
●	the costs, timing and outcome of regulatory review of any product candidates we may develop;
●	the cost and timing of clinical and commercial-scale manufacturing activities;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates we may develop for which we receive marketing approval;
●	the costs and scope of the continued development of our non-viral genetic medicine platform;
●	the costs of satisfying any post-marketing requirements;
●	the revenue, if any, received from commercial sales of product candidates we may develop for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting applications for patents, obtaining, maintaining, defending and enforcing our intellectual property rights and defending against any intellectual property-related claims, including claims of infringement, misappropriation or other violation of third-party intellectual property;
●	the costs of operational, financial and management information systems and associated personnel;
●	the associated costs in connection with any acquisition of in-licensed products, intellectual property and technologies; and
●	the costs of operating as a public company.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditures into 2025. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect the holdings or the rights of our common stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable securities of $153.9 million as of June 30, 2022, and we did not record any impairment charges to our marketable debt securities during the six months ended June 30, 2022. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities, including marketable debt securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Counterparty Credit Risk

Our investment portfolio is subject to counterparty credit risk due to potential changes in the credit ratings of the issuers. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A Risk Factors in our Annual Report, which could materially affect our business, financial condition, or future results.

Risks related to our financial position and need for additional capital

We may continue to incur costs related to the Seyon Lease.

In July 2021, we entered into the Seyon Lease to build out a cGMP-compliant manufacturing facility in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. Following additional process development of RES, we achieved a significant increase in scale, while maintaining high productivity and ceDNA purity. As a result, we expect an underutilization of this property and are seeking one or more third parties to assume our lease or sublease the property. We may continue to incur costs relating to this facility as we seek to identify a third party and remain responsible for any payments payable pursuant thereto. Additionally, we may not be able to find one or more third parties to assume or sublease the property within a reasonable period of time, on attractive terms, or at all. Furthermore, even if we are able to sublease the property to a third party, there is no assurance that any third party to which we sublease the property will comply with its obligations under such assignment or sublease, and we may remain responsible for payments under the Seyon Lease, which may have a material adverse effect on our business, results of operations or financial condition.

Risks related to manufacturing

We intend to manufacture our drug substance and drug product using external cleanroom facilities and/or CMOs, which will require significant resources.  If we fail to successfully execute this strategy, our business may be materially harmed.

We intend to manufacture our drug substance and drug product at external cleanroom facilities and/or by utilizing CMOs for cGMP-compliant clinical and initial commercial supply. We do not yet have sufficient information to reliably estimate the cost of the clinical and commercial manufacturing and processing of any product candidates we may develop, and the actual cost to manufacture and process any product candidates we may develop could materially and adversely affect the commercial viability of such product candidates. In addition, the ultimate dose selected for clinical use and commercial supply will affect our ability to scale and our costs per dose. As a result, we may never be able to develop a commercially viable product.

We have limited experience in managing the manufacturing process and it may be more difficult or more expensive than expected. Furthermore, we will need to hire additional personnel with such expertise. The manufacture of drugs and biologics is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of drugs and biologics often encounter difficulties in production, particularly in scaling and validating initial production and ensuring the absence of contamination. These difficulties may include those related to production costs and yields, quality control and quality assurance testing, stability of the product, operator error, shortages of qualified personnel, as well as difficulty in compliance with strictly enforced federal, state and foreign regulations. Additionally, we may not be able to achieve clinical or commercial manufacturing on our own to satisfy demands for any of our product candidates, if and when developed.

The application of any new regulatory guidelines or parameters may also adversely affect our ability to manufacture any product candidates we may develop. Furthermore, if contaminants are discovered in our supply of such product candidates or in the manufacturing facility, the facility may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical development of our programs and impair our ability to sell any product candidates we develop commercially. We cannot assure our stockholders that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.

In connection with controlling our manufacturing process, we will arrange for storing and shipping of any manufactured materials we may develop, and we may not be successful. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather or global supply chain and shipping challenges, could result in loss of usable materials or prevent or delay the delivery of product candidates to patients. We may also experience manufacturing difficulties due to resource constraints and, as a result, our ability to provide any product candidates we may develop to patients could be jeopardized.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1+*	Non-Employee Director Compensation Program.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: August 4, 2022	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)