Form 10-Q
period 2022-09-30
Generation Bio Co.
filed 2022-11-03
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022 there were 59,422,697 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$134,487	$375,145
Marketable securities	166,682	—
Tenant receivable	395	—
Prepaid expenses and other current assets	8,994	4,041
Total current assets	310,558	379,186
Property and equipment, net	23,435	25,886
Operating lease right-of-use assets	61,126	65,143
Restricted cash	5,692	5,692
Deferred offering costs	434	461
Other long-term assets	1,554	403
Total assets	$402,799	$476,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,693	$2,023
Accrued expenses and other current liabilities	8,995	12,177
Operating lease liability	6,630	4,608
Total current liabilities	17,318	18,808
Operating lease liability, net of current portion	76,732	76,217
Total liabilities	94,050	95,025
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2022 and December 31, 2021; 59,275,169 and 56,980,701 shares issued at September 30, 2022 and December 31, 2021, respectively; 59,275,169 and 56,969,618 shares outstanding at September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	721,405	689,866
Accumulated other comprehensive income	(302)	—
Accumulated deficit	(412,360)	(308,126)
Total stockholders’ equity	308,749	381,746
Total liabilities and stockholders’ equity	$402,799	$476,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$21,192	$21,991	$75,111	$63,400
General and administrative	11,477	9,667	31,383	24,755
Total operating expenses	32,669	31,658	106,494	88,155
Loss from operations	(32,669)	(31,658)	(106,494)	(88,155)
Other income:
Other income (expense) and interest income, net	1,363	(197)	2,260	(53)
Net loss and net loss attributable to common stockholders	$(31,306)	$(31,855)	$(104,234)	$(88,208)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.56)	$(1.81)	$(1.57)
Weighted average common shares outstanding, basic and diluted	58,872,334	56,629,193	57,679,635	56,108,492
Comprehensive loss:
Net loss	$(31,306)	$(31,855)	$(104,234)	$(88,208)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities	37	(3)	(302)	(8)
Comprehensive loss	$(31,269)	$(31,858)	$(104,536)	$(88,216)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
	Three Months Ended September 30, 2022
Balances at June 30, 2022	57,597,141	$6	$706,261	$(339)	$(381,054)	$324,874
Issuance of common stock from public ATM offering, net of commissions and offering costs of $315	1,379,887	—	9,617	—	—	9,617
Issuance of common stock upon exercise of stock options	15,026	—	58	—	—	58
Vesting of restricted common stock	280,404	—	(394)	—	—	(394)
Issuance of common stock under other equity plans	2,711	—	15	—	—	15
Stock-based compensation expense	—	—	5,848	—	—	5,848
Unrealized gains on marketable securities	—	—	—	37	—	37
Net loss	—	—	—	—	(31,306)	(31,306)
Balances at September 30, 2022	59,275,169	$6	$721,405	$(302)	$(412,360)	$308,749

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended September 30, 2021
Balances at June 30, 2021	56,431,513	$6	$678,720	$4	$(245,328)	$433,402
Issuance of common stock upon exercise of stock options	145,646	—	697	—	—	697
Vesting of restricted common stock	155,306	—	—	—	—	—
Stock-based compensation expense	—	—	4,970	—	—	4,970
Unrealized losses on marketable securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(31,855)	(31,855)
Balances at September 30, 2021	56,732,465	$6	$684,387	$—	$(277,183)	$407,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
	Nine Months Ended September 30, 2022
Balances at December 31, 2021	56,969,618	$6	$689,866	$—	$(308,126)	$381,746
Issuance of common stock from public ATM offering, net of commissions and offering costs of $404	1,795,524	—	12,338	—	—	12,338
Issuance of common stock upon exercise of stock options	147,400	—	611	—	—	611
Vesting of restricted common stock	294,767	—	(394)	—	—	(394)
Issuance of common stock under other equity plans	67,860	—	379	—	—	379
Stock-based compensation expense	—	—	18,605	—	—	18,605
Unrealized losses on marketable securities	—	—	—	(302)	—	(302)
Net loss	—	—	—	—	(104,234)	(104,234)
Balances at September 30, 2022	59,275,169	$6	$721,405	$(302)	$(412,360)	$308,749

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Nine Months Ended September 30, 2021
Balances at December 31, 2020	46,291,877	$5	$456,974	$9	$(188,975)	$268,013
Issuance of common stock upon initial public offering, net of issuance costs of $590	9,200,000	1	211,285	—	—	211,286
Issuance of common stock upon exercise of stock options	689,166	—	2,947	—	—	2,947
Vesting of restricted common stock	535,911	—	—	—	—	—
Issuance of common stock under other equity plans	15,511	—	355	—	—	355
Stock-based compensation expense	—	—	12,826	—	—	12,826
Unrealized losses on marketable securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(88,208)	(88,208)
Balances at September 30, 2021	56,732,465	$6	$684,387	$—	$(277,183)	$407,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(104,234)	$(88,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,605	12,826
Depreciation and amortization expense	3,784	3,367
Amortization (accretion) of premium (discount) on marketable securities, net	(984)	514
Loss on sale of property and equipment	28	223
Loss on impairment of property and equipment	5,395	—
Changes in operating assets and liabilities:
Tenant receivable	(395)	—
Prepaid expenses and other current assets	(4,939)	504
Operating lease right-of-use assets	4,017	2,157
Other noncurrent assets	(1,151)	(133)
Accounts payable	(444)	253
Accrued expenses and other current liabilities	(1,663)	523
Operating lease liability	2,536	(3,045)
Net cash used in operating activities	(79,445)	(71,019)
Cash flows from investing activities:
Purchases of property and equipment	(8,119)	(3,123)
Proceeds from sale of property and equipment	—	105
Purchases of marketable securities	(221,000)	—
Maturities of marketable securities	55,000	188,900
Net cash (used in) provided by investing activities	(174,119)	185,882
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	211,876
Payment of offering costs	(50)	(942)
Proceeds from issuance of common stock from public ATM offering, net of commissions and offering costs	12,360	—
Proceeds from exercise of stock options and other types of equity, net	990	3,302
Tax withholding payments related to net share settlements of restricted stock units	(394)	—
Net cash provided by financing activities	12,906	214,236
Net (decrease) increase in cash, cash equivalents and restricted cash	(240,658)	329,099
Cash, cash equivalents and restricted cash at beginning of period	380,837	64,940
Cash, cash equivalents and restricted cash at end of period	$140,179	$394,039
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$165	$249
Unrealized losses on marketable securities	$(302)	$(8)
Offering costs included in accounts payable and accrued expenses	$—	$80

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sales of convertible preferred stock (which converted into common stock in 2020), and most recently, the sales of common stock in underwritten public offerings. We have incurred recurring losses, including net losses of $104.2 million for the nine months ended September 30, 2022 and $88.2 million for the nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $412.4 million. We expect to continue to generate operating losses in the foreseeable future. As of November 3, 2022, the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021 have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other period.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

	As of September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Commercial paper	$9,992	$—	$—	$9,992
U.S. treasury securities	156,992	8	(310)	156,690
Totals	$166,984	$8	$(310)	$166,682

As of September 30, 2022, our marketable securities consisted of investments that mature within one year.

We did not have marketable securities as of December 31, 2021.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at September 30, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,285	$—	$—	$1,285
U.S. treasury securities	—	32,841	—	32,841
Marketable securities:
Commercial paper	—	9,992	—	9,992
U.S. treasury securities	—	156,690	—	156,690
Totals	$1,285	$199,523	$—	$200,808

	Fair Value Measurements at December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$259,609	$—	$—	$259,609

Money market funds were valued based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Our marketable securities, which as of September 30, 2022 have consisted of commercial paper and U.S. treasury securities, were valued using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

4. Property and equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Laboratory equipment	$13,765	$12,826
Computer equipment and software	1,193	1,128
Furniture and fixtures	1,134	826
Leasehold improvements	20,751	17,374
Construction in progress	94	3,748
	36,937	35,902
Less: Accumulated depreciation and amortization	(13,502)	(10,016)
Total	$23,435	$25,886

Depreciation and amortization expense for the three and nine months ended September 30, 2022 was $1.4 million and $3.8 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2021 was $1.2 million and $3.4 million, respectively.

In July 2021, we entered into a lease agreement to build out a current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. Following additional process development of RES, we achieved a significant increase in scale, while maintaining high productivity and ceDNA purity. RES production requires a much smaller manufacturing footprint than previously anticipated, and consequently, we are seeking one or more third parties to assume our lease or sublease the property. As a result, we recognized an impairment of $5.0 million related to the abandonment of leasehold improvements on our condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2022. We have performed an impairment assessment on other assets related to this abandonment of leasehold improvements and concluded that no additional impairment is necessary.

5. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Accrued employee compensation and benefits	$6,405	$7,579
Accrued external research and development expenses	1,000	2,091
Accrued professional fees	1,174	962
Property and equipment	46	869
Other	370	676
Total	$8,995	$12,177

6. Equity

As of September 30, 2022, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of November 3, 2022, the issuance date of these condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million.

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

As of September 30, 2022, 675,968 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the nine months ended September 30, 2022, we granted service-based options to certain employees and directors for the purchase of 3,368,790 shares of common stock with a weighted average grant date fair value of $4.78 per share that vest over a weighted average period of approximately four years.

Restricted stock units

During the nine months ended September 30, 2022, we issued 1,660,884 restricted stock units with a fair value of $10.9 million that vest over a weighted average period of approximately 2.2 years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock reserved for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2022, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 950,931 shares to 1,520,738 shares. As of September 30, 2022, 1,414,371 shares remained available for issuance under the 2020 ESPP.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development expenses	$3,046	$2,498	$9,674	$6,772
General and administrative expenses	2,802	2,472	8,931	6,054
Total	$5,848	$4,970	$18,605	$12,826

As of September 30, 2022, total unrecognized compensation cost related to unvested service-based stock options and restricted common stock was $49.7 million, with $43.0 million expected to be recognized over a weighted average period of 2.6 years and $6.7 million expected to be recognized over a weighted average period of 1.5 years, respectively. Additionally, as of September 30, 2022, we had unrecognized compensation cost related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable of $1.7 million.

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the nine months ended September 30, 2022.

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

	September 30,
	2022	2021
Unvested restricted common stock	—	145,567
Unvested restricted common stock units	1,170,433	14,760
Stock options to purchase common stock	8,786,200	6,071,008
Total	9,956,633	6,231,335

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

We are advancing a broad and expansive portfolio of programs, including programs for rare and prevalent diseases of the liver and retina. We are focused on diseases with significant unmet need for which our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current gene therapy approaches. We are initially prioritizing rare monogenic diseases of the liver and retina, which are diseases that result from mutations in a single gene, that have well-established biomarkers and clear clinical and regulatory pathways. We are currently optimizing our ctLNPs to improve on-target biodistribution, which we believe will enable ligand-directed, selective delivery to hepatocytes and other cell types. We plan to expand our portfolio to include rare and prevalent diseases of the skeletal muscle, the central nervous system and oncology by developing discrete ctLNPs, each engineered to reach a different tissue.

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

In July 2021, we entered into a lease agreement, or the Seyon Lease, to build out a current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. Following additional process development of RES, we achieved a significant increase in scale, while maintaining high productivity and ceDNA purity. RES production requires a much smaller manufacturing footprint than previously anticipated, and consequently, we are seeking one or more third parties to assume our lease or sublease the property. We have entered into an agreement with an external cleanroom facility at which we expect to manufacture cGMP-compliant clinical and initial commercial supply of ceDNA using RES that will allow us to retain control over personnel, quality, infrastructure and process. Additionally, we may enter into agreements with contract manufacturing organizations, or CMOs, to provide further manufacturing capacity.

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

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the nine months ended September 30, 2022 and 2021, we reported net losses of $104.2 million and $88.2 million, respectively. As of September 30, 2022, we had an accumulated deficit of $412.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

COVID-19

The COVID-19 pandemic continues to present a public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. We, our CMOs, and our contract research organizations, or CROs, experienced temporary reductions in the capacity to undertake research-scale production and to execute some preclinical studies. While these operations have since normalized, we, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations. In addition, shortages, delays and governmental restrictions arising from the COVID-19 pandemic have disrupted and may continue to disrupt global supply chains and our vendors’ ability to procure items, such as raw materials, that are essential for the manufacturing of our product candidates. We have taken steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.

We continue to closely monitor the ongoing impact and effects of the COVID-19 pandemic on our employees and our other business operations. In an effort to provide a safe work environment for our employees, we have maintained our increased cadence of sanitization of our office and lab facilities and provision of personal protective equipment for our employees present in our office and lab facilities. Moreover, in accordance with updated federal and state guidelines, we have relaxed some of our COVID-19 related restrictions. For example, we are permitting on-site presence in our office and lab facilities. Additionally, we implemented a company policy requiring COVID-19 vaccinations for all employees, with certain limited exceptions.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Operating expenses:
Research and development	$21,192	$21,991	$(799)	$75,111	$63,400	$11,711
General and administrative	11,477	9,667	1,810	31,383	24,755	6,628
Total operating expenses	32,669	31,658	1,011	106,494	88,155	18,339
Loss from operations	(32,669)	(31,658)	(1,011)	(106,494)	(88,155)	(18,339)
Other income:
Other income (expense) and interest income, net	1,363	(197)	1,560	2,260	(53)	2,313
Net loss	$(31,306)	$(31,855)	$549	$(104,234)	$(88,208)	$(16,026)

Research and development expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	2022 vs 2021	2022	2021	2022 vs 2021
Personnel-related	$7,258	$6,375	$883	$22,427	$17,530	$4,897
Preclinical and manufacturing	3,339	5,946	(2,607)	11,513	19,584	(8,071)
Facilities-related	3,964	2,610	1,354	18,826	7,350	11,476
Stock-based compensation	3,046	2,498	548	9,674	6,772	2,902
Lab supplies	1,180	1,953	(773)	4,111	5,388	(1,277)
Consulting and professional services	562	734	(172)	2,733	1,837	896
Other	1,843	1,875	(32)	5,827	4,939	888
Total research and development expenses	$21,192	$21,991	$(799)	$75,111	$63,400	$11,711

Research and development expenses were $21.2 million for the three months ended September 30, 2022, compared to $22.0 million for the three months ended September 30, 2021. The decrease in preclinical and manufacturing costs of $2.6 million was primarily due to a decrease in costs resulting from our transitioning our manufacturing process from the use of Sf9 cells to RES in the second half of 2021. This decrease was partially offset by an increase in facilities-related costs of $1.4 million primarily driven by costs associated with operating our laboratory space, as well as an increase in personnel-related costs of $0.9 million primarily due to increased headcount and overall growth to support our research and development function.

Research and development expenses were $75.1 million for the nine months ended September 30, 2022, compared to $63.4 million for the nine months ended September 30, 2021. The increase in facilities-related costs of $11.5 million was primarily driven by the recognition of a $5.0 million impairment related to the abandonment of leasehold improvements and rent expense related to the Seyon Lease. The increases in personnel-related costs of $4.9 million and stock-based compensation costs of $2.9 million were primarily due to increased headcount in our research and development function. These increases were partially offset by a decrease in preclinical and manufacturing costs of $8.1 million primarily due to a decrease in costs resulting from our transitioning our manufacturing process from the use of Sf9 cells to RES in the second half of 2021.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	2022 vs 2021	2022	2021	2021 vs 2020
Personnel-related	$3,822	$3,354	$468	$11,592	$9,646	$1,946
Stock-based compensation	2,802	2,472	330	8,931	6,054	2,877
Professional and consultant fees	1,565	2,178	(613)	5,720	5,777	(57)
Facilities-related	2,730	206	2,524	3,528	888	2,640
Other	558	1,457	(899)	1,612	2,390	(778)
Total general and administrative expenses	$11,477	$9,667	$1,810	$31,383	$24,755	$6,628

General and administrative expenses were $11.5 million for the three months ended September 30, 2022, compared to $9.7 million for the three months ended September 30, 2021. The increase in facilities-related costs of $2.5 million was primarily driven by rent expense related to the Seyon Lease.

General and administrative expenses were $31.4 million for the nine months ended September 30, 2022, compared to $24.8 million for the nine months ended September 30, 2021. The increases in stock-based compensation costs and personnel-related costs of $2.9 million and $1.9 million, respectively, were primarily a result of an increase in headcount in our general and administrative function. The increase in facilities-related costs of $2.6 million was primarily driven by rent expense related to the Seyon Lease.

Other income (expense) and interest income, net

Other income and interest income, net for the three and nine months ended September 30, 2022 was $1.4 million and $2.3 million, respectively, as compared to other expense and interest income, net of $0.2 million and $0.1 million for the three and nine months ended September 30, 2021, respectively. The increase in other income (expense) and interest income, net during the three and nine months ended September 30, 2022 was primarily due to an increase of interest earned on our invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sales of convertible preferred stock (which converted into common stock in 2020) and with proceeds from the sales of common stock in public offerings. In June 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million, after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of November 3, 2022, the issuance date of the condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $301.2 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(79,445)	$(71,019)
Net cash (used in) provided by investing activities	(174,119)	185,882
Net cash provided by financing activities	12,906	214,236
Net (decrease) increase in cash, cash equivalents and restricted cash	$(240,658)	$329,099

Operating activities

During the nine months ended September 30, 2022, operating activities used $79.4 million of cash, primarily resulting from our net loss of $104.2 million, offset by the net of non-cash charges of $26.8 million and cash used in the changes in our operating assets and liabilities of $2.0 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted of a $1.2 million increase of other noncurrent assets, a $2.5 million increase in operating lease liability, a $2.1 million decrease of accrued expense and other current liabilities and accounts payable, a $4.9 million increase in prepaid expenses and other current assets, a $4.0 million decrease in operating lease right-of-use assets and a $0.4 million increase in tenant receivable.

During the nine months ended September 30, 2021, operating activities used $71.0 million of cash, primarily resulting from our net loss of $88.2 million, offset by non-cash charges of $16.9 million and changes in our operating assets and liabilities of $0.3 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $3.0 million decrease in operating lease liability, a $2.2 million decrease in operating lease right-of-use assets, a $0.8 million decrease in accrued expense and other current liabilities and accounts payable and a $0.5 million decrease in prepaid expenses and other current assets.

Changes in accounts payable, accrued expenses and other current liabilities, prepaid expenses, and other long-term assets in the periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2022, net cash used in investing activities was $174.1 million, due to an increase in purchases of marketable securities of $221.0 million and property and equipment of $8.2 million during the period, offset by $55.0 million in maturities of marketable securities. During the nine months ended September 30, 2021, net cash provided by investing activities was $185.9 million, due to the maturities of marketable securities of $188.9 million, partially offset by $3.1 million in purchases of property and equipment during the period.

Property and equipment purchases during the nine months ended September 30, 2022 and 2021 were primarily related to leasehold improvements and lab equipment for our facility in Cambridge, Massachusetts.

Financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $12.9 million, consisting primarily of net proceeds from the issuance of common stock pursuant to our “at-the-market” sales agreement of $12.4 million and $1.0 million in proceeds from the exercise of common stock options and other types of equity, net during the period, offset by payments for repurchase of common stock for employee tax withholdings. During the nine months ended September 30, 2021, net cash provided by financing activities was $214.2 million, consisting primarily of proceeds from our follow-on public offering of common stock of $211.9 million, net of underwriting discounts and commissions, and proceeds of $3.3 million from the exercise of common stock options, partially offset by the payment of $0.9 million of public offering costs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable debt securities of $166.7 million as of September 30, 2022, and we did not record any impairment charges to our marketable debt securities during the nine months ended September 30, 2022. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities, including marketable debt securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2021, we entered into the Seyon Lease to build out a cGMP-compliant manufacturing facility in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. Following additional process development of RES, we achieved a significant increase in scale, while maintaining high productivity and ceDNA purity. RES production requires a much smaller manufacturing footprint than previously anticipated, and consequently, we are seeking one or more third parties to assume our lease or sublease the property. We may continue to incur costs relating to this facility as we seek to identify a third party and remain responsible for any payments payable pursuant thereto. Additionally, we may not be able to find one or more third parties to assume or sublease the property within a reasonable period of time, on attractive terms, or at all. Furthermore, even if we are able to sublease the property to a third party, there is no assurance that any third party to which we sublease the property will comply with its obligations under such sublease, and we may remain responsible for payments under the Seyon Lease, which may have a material adverse effect on our business, results of operations or financial condition.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1+*	Offer letter, dated December 8, 2017, by and between the registrant and Phillip Samayoa, as amended.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: November 3, 2022	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)