Form 10-K
period 2022-12-31
Generation Bio Co.
filed 2023-02-23
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $306.0 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

As of February 17, 2023, there were 59,665,758 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

.

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
●	The COVID-19 pandemic is a fluid and evolving situation, has affected and may continue to negatively affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trial or future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, each of which could result in adverse effects on our business, on raising capital and on our operations.

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

We are advancing a broad portfolio of programs, including programs for rare and prevalent diseases of the liver. We are focused on diseases with significant unmet need for which our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current gene therapy approaches. We are initially prioritizing rare monogenic diseases that result from mutations in a single gene, and which can be treated by delivering our ceDNA cargo to cells of the liver, called hepatocytes. We are focusing on indications like hemophilia A, which is our lead program, that have well-established biomarkers and clear clinical and regulatory pathways. We are at the preclinical research stage, and are currently optimizing our ctLNPs to improve hepatocyte delivery to treat hemophilia A and other rare monogenic diseases. The biodistribution of our ctLNPs is driven by biological targeting molecules called ligands, which we believe will enable selective delivery to hepatocytes and ultimately to other cell types and tissues. We plan to expand our portfolio to include programs based on cell-targeted delivery of ceDNA to immune cells, tumors, retina, skeletal muscle, and to the central nervous system, or CNS, by developing discrete ctLNPs specifically engineered to reach each of these cell types or tissues.

In addition, we believe that our non-viral genetic medicine platform may be used to develop therapies that deliver antibody genes to direct the liver to produce antibody therapies from patients’ own cells for years at a time from a single dose in a process we refer to as endogenous therapeutic antibody production, or ETAP. We plan to develop and advance ETAP programs across multiple therapeutic areas, including prevalent diseases.

We also believe that our platform may be used to develop other therapeutic modalities and are exploring ways to apply our platform technologies. For example, we are conducting early research into the development of potential ceDNA-based vaccines using our proprietary vaccine-optimized ctLNPs. We believe that, compared to currently approved messenger RNA, or mRNA-, vaccines, ceDNA-ctLNP vaccines could enable improved immune responses, more durable protection, and could be stored at ambient temperatures potentially allowing for greater shelf stability than currently approved mRNA-LNP vaccines, which currently must be stored at very low temperatures, limiting distribution.

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

ctLNP

Our ctLNP delivery system builds upon clinically validated lipid nanoparticles, or LNPs, and is designed to allow for repeat dosing of a genetic payload without stimulating an immune response, such as antibody production. We have taken a significant step beyond current LNP technology by engineering LNP compositions that provide selective uptake to desired cell types. We are currently optimizing our ctLNPs to improve on-target biodistribution, which we believe will enable ligand-directed, selective delivery to hepatocytes and other cell types and tissues. We believe that our ctLNP delivery system may confer the advantages of predictable behavior across species, minimal off-target effects and a foundational platform approach that unlocks the ability to target the widest possible spectrum of diseases with our therapies.

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

We believe our platform technologies – with the expected multi-year durability of a single dose of ceDNA, cell-targeted LNP delivery and manufacturing scalability – may enable us to provide dosing for hundreds of millions of patients living with prevalent diseases. We also believe these features will allow the cost of production for our non-viral genetic medicine platform to compare favorably to the cost of production of current biologic products.

Our portfolio - overview

We are advancing a broad portfolio of programs, including programs for rare and prevalent diseases of the liver. We are focused on diseases with significant unmet need for which our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current genetic medicine approaches. We are initially prioritizing rare monogenic diseases of the liver that have well-established biomarkers and clear clinical and regulatory pathways.

We are developing our constructs, delivery system, and manufacturing process in order to be able to rapidly advance new disease programs in a tissue or therapeutic area once human proof of concept is established. As illustrated in the figure below, we are building our portfolio to address rare and prevalent diseases, initially prioritizing diseases in the liver. In the near term, we aim to establish ourselves as a new modality leader for non-viral DNA therapies with our hemophilia A program while we seek to optimize targeted delivery in other cell types and tissues. In the mid-term, we plan to innovate rare disease treatments for phenylketonuria, or PKU, Wilson disease and Gaucher disease by utilizing our hepatocyte-specific ctLNP system, which we expect to be modular across all liver programs and expand the reach of our ctLNPs to immune cells.  In the longer term, we plan to expand our portfolio by including ETAP programs directed at the liver, and by developing novel ctLNPs to support programs in each of the following cell types and tissues: tumors, retina, skeletal muscle, and CNS.

All of our technology and programs are wholly owned by us.

The genetic medicines industry

To date, three waves of therapeutic modalities have each in turn impacted medicine on a global scale: small molecules, biologics, and RNA. With the advent of synthetic drugs in the late 19th and early 20th centuries, small molecule pharmaceuticals introduced a new medical market from acetylsalicylic acid, or Aspirin, to the first barbiturates and antibiotics. In 1982, the first commercially available biosynthetic insulin introduced biologics to the field. Most recently, in August 2018, patisiran, or Onpattro, became the first RNA-based drug approved in the United States and European Union, presenting a third modality to the field. In the quest to create the next wave of therapeutic modalities, several of viral gene therapies have since been approved, though they are cost prohibitive and not available on the global scale. We believe that non-viral DNA therapies have the potential to be the fourth wave, introducing a novel therapeutic modality that may address the thousands of genetic diseases affecting people all over the world. We believe non-viral DNA-based genetic medicine is the future of therapeutics, and we are developing our platform to provide durable, redosable treatments for potentially hundreds of millions of patients living with rare and prevalent diseases.

The human genome is made up of approximately 25,000 genes, which act as a set of instructions to influence and determine every aspect of how the body functions. A genetic disease is caused by a change, or a mutation, in an individual’s DNA sequence. Genetic diseases can be caused by a mutation in a single gene, known as a monogenic disorder, or by mutations in multiple genes, known as a multifactorial inheritance disorder. There are over 10,000 monogenic diseases of which many are rare, affecting hundreds or thousands of patients worldwide, such as hemophilia A or PKU. There are an even greater number of prevalent diseases whose genetics are multifactorial, affecting millions of people on a global scale, such as many types of metabolic disease and cancer.

Genetic medicines are designed to correct disease-causing dysfunction at the genetic level and utilize recombinant nucleic acids to regulate, repair, replace, add or delete a genetic sequence to achieve the desired therapeutic effect. Viral gene therapy, gene editing and mRNA therapies are genetic medicine modalities that specifically aim to replace the function of disease-causing genes by either inserting a gene, modifying the DNA, or inserting mRNA into a patient’s cell.

Currently, genetic medicine is largely focused on viral gene therapy, gene editing and mRNA therapies. Viral gene therapy has demonstrated significant limitations, including its single-dose administration that limits its ability to extend expression and to treat pediatric patients, its payload capacity that is restricted to 4.7 kb and therefore limits the diseases it can target, and its manufacturing inefficiencies. Many current gene editing approaches use viral vectors to deliver gene editing nucleases in vivo, thereby resulting in many of the same clinical and commercial challenges as viral gene therapy. Lastly, mRNA therapies have a limited half-life that has focused current applications on novel vaccines rather than broader systemic delivery applications. In addition, existing viral vectors and LNP delivery systems have limited ability to control tissue biodistribution, leaving many rare and prevalent genetic diseases out of reach.

Advantages of our non-viral genetic medicine platform

Our non-viral genetic medicine platform, comprised of our ceDNA construct, our ctLNP delivery system and our highly scalable capsid-free manufacturing process using our proprietary cell-free RES to produce ceDNA, is designed to overcome the limitations of current genetic medicine approaches and we believe will disrupt the field of genetic medicine. We believe that our platform technologies may provide the following advantages:

●Durable expression: Our ceDNA is highly stable and establishes extra-chromosomal episomes in the nucleus of cells to drive durable expression of the gene of interest. This durability has the potential to enable years-long expression for patients with each dose, minimizing the treatment burden for patients.
●Redosable administration: Our ctLNP system has been designed to avoid stimulating an antibody response in patients, thereby enabling redosing. The ability to redose provides several advantages:
●Individualized patient titration to reach desired expression level: We expect our genetic medicines will enable individualized patient titration, allowing each patient to be redosed until they reach the expression level required to address their specific needs. Patients and physicians may achieve individual therapeutic goals in a predictable manner.
●Greater opportunity to demonstrate efficacy in first-in-human trials: Because we may be able to redose, we expect that a greater proportion of patients participating in our early clinical trials may achieve the desired level of gene expression.
●Extending expression: If expression of the gene of interest begins to wane for an individual patient, we expect that redosing could restore effective expression levels, prolonging the benefits of our therapies throughout the patient’s life.
●Reach pediatric patients: Rapidly waning expression due to organ growth and dividing cells in children limits the utility of a single administration of a gene therapy. We expect that the properties of our medicines may allow us to initiate treatment in childhood and allow the patient to prolong the benefits thereafter. Early intervention near the onset of disease may enable a greater therapeutic benefit throughout the patient’s life.
●Address untreated or under-treated patients: Our medicines may be used to treat patients with pre-existing immunity to the AAV viral capsid, and therefore, not able to receive AAV gene therapy treatments, as well as patients whose efficacy outcomes on current gene therapy were insufficient in level or duration of expression.
●Delivery of large genetic payloads: The large payload capacity of ceDNA arises from the lack of capsid packaging constraints that limit DNA incorporation in AAV gene therapy to less than 4.7 kb. Our highly scalable manufacturing process using RES to produce ceDNA routinely prepares constructs of up to 8 kb in length without loss in yield or quality and we have not identified an upper limit of construct length.
●More potent constructs: Our ceDNA constructs have the potential to improve upon existing genetic medicine modalities by utilizing novel expression elements that exceed the capacity of AAV gene therapy.
●Larger genes: Our ceDNA constructs may enable treatment of monogenic diseases requiring larger genes that are not possible to deliver with current genetic medicines.

●Multiple genes: Our ceDNA constructs have the potential to include novel multi-gene constructs to produce complex biologics such as monoclonal antibodies, or mAbs, or to address conditions that need more than one type of genetic correction.
●Native gene regulation: The large capacity of our constructs provides us the ability to incorporate native regulatory elements that are naturally associated with the gene we are replacing. We believe this will allow for activity of the replaced gene to increase or decrease in response to the body’s own signals.
●Targeted, multi-cell delivery: We have designed our ctLNP delivery system to include compositions that provide selective uptake to desired cell types. We believe that highly specific targeting to the key cell type for therapeutic benefit with limited delivery to off-target cells may enable us to target tissues beyond the liver that have previously been out of reach of genetic therapies and improve the safety profile of our products.
●Potential expansion to reach hundreds of millions of patients: We aim to provide dosing for hundreds of millions of patients living with prevalent diseases through the combination of our platform technologies with the expected multi-year durability of a single dose of ceDNA, targeted delivery and our manufacturing capacity.
●Sustainable payer model: Our cost-effective manufacturing process using RES, combined with the potential to redose patients to extend expression, may allow payers to better predict clinical outcomes and, as a result, to cover our medicines within the current reimbursement paradigm.

We believe that our genetic medicine has the potential to reach previously untreatable or under-treated patients and address new indications, including those with large patient populations, thereby unlocking the full potential of genetic medicine.

Our strategy

We are working to introduce non-viral DNA therapeutics as the next wave of therapeutic modalities. Our goal is to be the new modality leader for non-viral DNA therapeutics, an innovator in the treatment of rare diseases, and ultimately a disruptor in the prevalent disease market with highly specific and accessible genetic medicines. Our aim is to provide sustainable, transformative life-long treatment for hundreds of millions of patients living with rare and prevalent diseases. By developing our portfolio with this three-pronged approach, we aim to build a leading global genetic medicines company.

We have established a leading position in non-viral genetic medicine by investing in our ceDNA, ctLNP and manufacturing technologies and capabilities and by rigorously protecting our innovations through an expanding intellectual property portfolio. We have invested in and plan to continue to develop our proprietary RES manufacturing, which we believe may enable us to scale production efficiently to meet clinical and initial commercial supply. We intend to invest in new technologies that may further de-risk and accelerate the development of our genetic medicines, build out our capabilities to commercialize our genetic medicines on our own and evaluate strategic collaborations. We believe our initial focus on rare monogenic diseases of the liver may enable us to achieve more rapid human proof of concept, regulatory approval and, eventually, commercialization. Additionally, we are also expanding our research to additional cell types, which we believe can reduce risk and accelerate development for subsequent programs.  We believe our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current genetic medicine approaches.

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

The three components of our platform are designed to enable critical features that address key limitations of existing genetic medicines. Our ceDNA construct is designed to enable durable expression with a single dose. In in vivo studies, we have shown the capacity of ceDNA formulated in an LNP to produce months-long expression in the liver using both the reporter protein luciferase and human Factor IX, or FIX, the protein that is missing or defective in hemophilia B.

Closed-ended DNA (ceDNA) construct

ceDNA is an engineered, double-stranded, linear, covalently closed-ended DNA construct, with no free ends or viral capsid. ceDNA includes the target gene or genes of interest, along with key components of the expression cassette, which is the full genetic sequence necessary to derive transcription including spacers, promoters and untranslated regions flanked by two inverted terminal repeat, or ITR, sequences. By gene of interest, we specifically mean the transcribed region of the target gene. ITRs, which are also present in AAV technology, are thought to be critical for durable expression in the nucleus of cells. To date, we have designed, produced and purified ceDNA constructs of up to 8 kb using RES without loss in yield or quality, and have not identified an upper limit of construct length.

We have also shown that ceDNA delivered in an LNP could be redosed in mice with normal immune systems because the first dose did not induce neutralizing antibodies. In immunocompetent mice, redosing ceDNA formulated in an LNP achieved increased expression using both the reporter protein luciferase and human FIX. After the first administration of luciferase ceDNA/LNP, mice demonstrated stable expression of luciferase protein and then higher, stable expression after repeat administration. After the first administration of FIX ceDNA/LNP, mice demonstrated 5-10% activity levels of FIX protein in the blood and then 10-20% activity after repeat administration. These results support our belief that our ceDNA platform may enable us to titrate every patient to the desired level of protein expression.

Nuclear entry

In an AAV system, it is thought that a shell around the virus called a capsid facilitates entry into the nucleus. We believe our capsid-free ceDNA accesses the nucleus due to a previously unrecognized function of the ITR structure. In an in vitro study, we injected plasmid lacking ITR sequences, plasmid containing ITR sequences and ceDNA into the cytoplasm of individual cells. All three DNA constructs contained the sequence encoding the green fluorescent protein, or GFP. In this study, the plasmid lacking ITR sequences was not able to access the nucleus, and the plasmid containing ITR sequences resulted in low but measurable GFP expression. By contrast, ceDNA displayed positive GFP expression, indicating that the ceDNA had effectively translocated to the nucleus.

Episomal expression

ceDNA-derived expression has been observed in in vivo and in vitro studies to be episomal, meaning that it can deliver genetic material outside of the chromosome without being directly incorporated into or altering the cell’s genome. This characteristic of ceDNA is a potentially important safety feature of our redosable genetic medicine platform. In cell culture studies, the expression in dividing cells transfected with ceDNA encoding GFP decayed rapidly as the cells divided, consistent with lack of genomic integration as each successive cell division effectively diluted the amount of ceDNA in new generations of cells. In contrast, in cells transfected with ceDNA encoding GFP which are post-mitotic and therefore not dividing, we observed sustained and durable GFP expression over the course of two weeks.

ceDNA capacity

The large payload capacity of ceDNA enables our constructs to carry large genes, multiple genes, or combinations of genes with regulatory elements. This capacity arises from the lack of capsid packaging constraints that limit DNA incorporation in AAV gene therapy to less than 4.7 kb. Our manufacturing process using RES routinely prepares constructs of up to 8 kb in length without loss in yield or quality and we have not identified an upper limit of construct length. We believe ceDNA can deliver a significant majority of the human coding sequences known to be relevant for the treatment of diseases that result from mutations in a single gene or in multiple genes. The practical applications of increased capacity include the ability:

●to improve expression of existing targets of viral gene therapy and mRNA;
●to incorporate genes too large to be packaged in viral vectors;
●to include multiple genes, or to produce more than one transcript, which opens the possibility of creating several therapeutic molecules per ceDNA to address conditions that need more than one type of genetic correction as well as producing antibody therapies from patients’ own cells; and

●to add native regulatory elements that are naturally associated with the gene we are replacing, which may allow for activity of the replaced gene to increase or decrease in response to the body’s own signals.

We have observed the impact of the increased payload capacity of our constructs on improved expression efficiency in in vitro and in vivo studies. We undertook studies of Factor VIII, a protein involved in the coagulation cascade. Defects in Factor VIII are known to give rise to hemophilia A. Factor VIII is a large protein having a minimal gene of interest domain accounting for 4.4 kb which is almost the entire AAV capsid capacity. We have designed ceDNA constructs that have larger promoter elements and more substantial transcriptional enhancer regions than can be accommodated within the payload capacity of AAV. We have observed in a mouse model that a ceDNA construct showed six-fold improved expression of Factor VIII relative to ceDNA constructs with the expression cassette of each of three AAV Factor VIII product candidates currently in clinical development. The identification of constructs with improved potency may enable us to lower the dose required to achieve therapeutic efficacy.

In addition to improving the activity of typical AAV target genes like Factor VIII, the capacity of ceDNA allows us to address monogenic diseases caused by large genes whose coding region is outside of the packaging capacity of AAV. One such example is Leber’s Congenital Amaurosis, or LCA10, the most common genetic cause of childhood vision loss. LCA10 is caused by mutations in the CEP290 gene, which has a gene of interest region of 7.4 kb. Since this exceeds the payload capacity of AAV, there are no current transfer-based gene therapy programs in clinical trials for LCA10. By replacing the entire gene, gene therapy can potentially restore vision to patients with all forms of LCA10, irrespective of which mutation is present. We have created a ceDNA construct encoding the CEP290 gene that has demonstrated expression of full-length protein after transfection in cells.

In in vivo studies, we have encoded and expressed two different proteins independently within the same ceDNA construct. To do this, we created a ceDNA that independently expressed heavy and light chain fragments of the antibody immunoglobulin, or IgG, with unique promoters for each, a requirement for producing distinct and separate proteins off one construct. Each promoter, a unique sequence that defines where DNA transcription starts, governs the independent production of its own transcript. This construct was able to produce fully formed and secreted IgG in vivo. This ability to include novel multi-gene constructs to produce complex biologics, such as mAbs, also opens the potential to address conditions that need more than one type of genetic correction, such as one that could knock down a gene and another that replaces a missing or defective gene.

ceDNA applications

The application of ceDNA as a versatile DNA construct comprising large gene capacity and nuclear access creates several potential attractive therapeutic applications. Our core focus has been on the application of ceDNA to therapeutic gene transfer, which leverages durable episomal expression in the nucleus of post-mitotic target cells. An extension of this work has been the application of ceDNA to mAb secretion from hepatocytes in our ETAP program. We have further extended the use of ceDNA with our ctLNP technology to vaccines where we intend to build and improve upon the success of mRNA vaccines with our ceDNA-ctLNP vaccines.  Finally, the full realization of the potential for in vivo gene editing requires delivery of a DNA template for full gene insertion. We believe that using ceDNA for this full gene insertion modality may provide all of the advantages of non-viral delivery, most notably the ability to titrate to effect for lifelong gene correction. Our research and development of ceDNA has dramatically increased our understanding of the construct’s properties, capabilities and in vivo function.

Cell-targeted LNP (ctLNP) delivery system

Lipid nanoparticle technology has been developed over the past two decades for the effective delivery of nucleic acids to the liver. Second-generation LNP technologies incorporate novel lipid components that improve potency, increase tolerability and are biodegradable.

Building on the attributes of both first- and second-generation LNP technology, we have designed our ctLNP delivery platform so that biodistribution can be selectively controlled through compositional optimization. In addition, our ctLNP may confer the advantages of predictable behavior across species, minimal off-target effects, and a foundational platform approach that unlocks the ability to deliver to other cell types and tissues, including immune cells, retina, skeletal muscle, and the CNS.

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

We are currently optimizing our ctLNPs to improve on-target biodistribution, which we believe will enable ligand-directed, selective delivery to hepatocytes and other cell types and tissues. We are pursuing development of two types of ctLNP delivery systems. The first is a GalNAc-conjugated ctLNP designed for highly specific uptake by hepatocytes. The second is our “stealth” LNP, designed to avoid clearance by the spleen and liver, enabling targeting to extrahepatic tissues by conjugating a tissue- or cell-specific ligand to the LNP. We plan to expand our portfolio to include programs targeting immune cells, tumors, retina, skeletal muscle, and CNS by developing discrete ctLNPs, each engineered to reach a different cell type or tissue. We have filed numerous patent applications to solidify our leadership in this area, including ones covering fundamental LNP technology as well as methods to avoid or reduce immune response.

Highly scalable manufacturing

We have built state-of-the-art development laboratories to create novel upstream and downstream processes as well as analytical methodologies that have shifted the product profile from our early research efforts of approximately 10% pure ceDNA to one that is consistently greater than 99% pure ceDNA. We have developed RES, our novel, next-generation rapid enzymatic synthesis, to manufacture ceDNA that does not rely on Sf9 cells. RES uses enzymes to convert plasmid DNA and synthetic oligonucleotides into ceDNA, similar to the current high-capacity methods used to manufacture mRNA vaccines. RES has consistently yielded highly pure ceDNA, reduced ceDNA variability, and shortened our ceDNA production cycle time from 28 days to one day.

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

Our portfolio

We are advancing a broad portfolio of programs, including programs for rare and prevalent diseases of the liver. We are focused on diseases with significant unmet need for which our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current genetic medicine approaches. As illustrated in the figure below, we are building our portfolio to address rare to prevalent diseases, initially prioritizing diseases in the liver, and then in other tissues and cell types outside the liver. In the near term, we aim to establish ourselves as a new modality leader for non-viral DNA therapies with our hemophilia A program while we seek to optimize targeted delivery in other cell types and tissues. In the mid-term, we plan to innovate rare disease treatments for PKU, Wilson disease and Gaucher disease in the liver and expand the reach of our ctLNPs to immune cells. In the longer term, we plan to expand our portfolio to include ETAP programs directed at the liver, and by developing novel ctLNPs to support programs in each of the following cell types and tissues: tumors, retina, skeletal muscle, and CNS.

Liver diseases

For the majority of our liver programs, we have designed and manufactured disease-modifying ceDNA constructs that have shown expression in vitro and/or disease correction in vivo. We have employed N-acetyl galactosamine, or GalNAc, as the targeting ligand in our ctLNP delivery system to selectively drive biodistribution to the liver. GalNAc binds to the asialoglycoprotein receptor, or ASGPr, on hepatocytes, and the biology of this selective ligand-receptor pair for delivery to hepatocytes has been well validated. Prior third-party research has shown that GalNAc-targeted oligonucleotides impart broad distribution to the majority of hepatocytes and demonstrated that their pharmacology is strongly correlated from non-human primates, or NHPs, to humans. When we dosed GalNAc-targeted ctLNPs in mice, we observed a profound selectivity for ceDNA delivery to the liver, with more than 97% of the total ceDNA copies distributed selectively to the liver, enabling well-tolerated dosing up to 5.0 mg/kg. This stands in contrast to first generation LNPs, which when dosed in mice resulted in ceDNA copies being distributed equally in the spleen and liver. When we examined the liver tissue targeted by our GalNAc-targeted ctLNPs in situ hybridization, we observed up to 100% of hepatocytes transduced with ceDNA at early time points, highlighting the breadth of distribution of ctLNP.

We have demonstrated in mice both high-level and dose-dependent expression from ceDNA incorporating our ctLNP system using a reporter ceDNA that expresses firefly luciferase after a single intravenous administration on day one. The expression was also determined to be dose proportional as we increased the ctLNP from 0.5 mg/kg to 2.0 mg/kg, with protein expression specific to the liver region. We continue to apply chemistry and formulation optimization efforts to improve the activity of our ctLNPs, with newer ctLNPs providing three to five times improved expression over our first iteration. In in vivo studies, we have demonstrated translation of expression from mice to NHPs with human Factor VIII expression level of up to 2% of normal levels. We plan to continue to make further improvements in this technology, including optimizing our ctLNPs to improve on-target biodistribution, which we believe will enable ligand-directed, selective delivery to hepatocytes while maintaining tolerability, and enhance translation of expression from mice to NHPs to levels we believe will be clinically relevant.

For each liver program, we plan to formulate ceDNA expressing the relevant gene of interest within a ctLNP-GalNAc for intravenous delivery. GalNAc targeting has been demonstrated to efficiently deliver ceDNA to up to 100% of hepatocytes and we believe that broad biodistribution of ctLNP-GalNAc to hepatocytes will be a key strength of our pipeline programs given that current gene therapy approaches deliver payload to 30% or fewer of hepatocytes with a single dose. Additionally, our potential to redose patients until they are in the therapeutic range of expression may enable early and robust human proof of concept in Phase 1/2 clinical trials and is a key differentiator from current gene therapy approaches.

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

There are no current or investigational gene therapies that have been shown to durably induce therapeutic Factor VIII levels in all patients of all ages, nor gene therapies that can be redosed when Factor VIII expression wanes through the life of the patient. Given the variable response to gene therapy in patients with hemophilia A, we believe titration at onset of therapy is critical to ensure that all patients get within a therapeutic range. Since there are potential consequences to expressing too much Factor VIII, such as excess blood clotting, we expect the ability to titrate the therapy is important to enable an optimal dosing regimen.

Our approach

Our genetic medicine approach aims to achieve therapeutic Factor VIII levels in patients of all ages, resulting in normalization of bleeding risk and the prevention of irreversible tissue and organ dysfunction. Our approach has the potential to titrate expression in each patient to reach target Factor VIII levels, avoiding supratherapeutic levels and minimizing the thrombotic, or clotting, risk to the patient. In addition, we can potentially treat patients for life by episodically following Factor VIII levels and redosing as needed, should expression wane over time. Redosing may also enable broader access for all patients with severe disease, and for children with mild to moderate disease severity who are currently managed through on-demand treatment.

We have created multiple distinct ceDNA-FVIII constructs with different expression cassette elements, including promoter, intron, untranslated regions, or UTRs, and codon optimization sequences. In vitro screening of ceDNA-FVIII constructs revealed that several constructs express Factor VIII, as defined by functional activity measures. All of our ceDNA constructs expressed greater activity of Factor VIII compared to a ceDNA construct with the expression cassette of an AAV-FVIII product candidate that is currently in clinical trials with some expressing up to six-fold more Factor VIII activity.

We have also confirmed the enhanced potency of our ceDNA-FVIII constructs in an in vivo study where we measured serum levels of human Factor VIII after hydrodynamic injection of two ceDNA constructs into the tail vein of mice and assessed protein levels by an enzyme-linked immunosorbent assay for human Factor VIII. In the study, our two ceDNA constructs demonstrated 1.0 and 6.0 IU/ml Factor VIII activity, or 100% and 600% of normal levels, respectively. In contrast, at the same dose, ceDNA constructs with the expression cassette of each of three AAV-FVIII product candidates currently in clinical development demonstrated approximately 0.5 IU/ml Factor VIII activity, or 50% of normal levels in animals. Having more potent ceDNA constructs may result in lower input doses to have a therapeutic effect, thereby increasing the safety profile and lowering the metabolic requirements on individual hepatocytes to produce and secrete Factor VIII.

In separate in vivo mouse studies with RES-derived ceDNA delivered by ctLNP, we observed a peak mean human factor VIII expression of 205% of normal at 2.0 mg/kg. In addition to the high potency attributed to the RES-produced ceDNA and to ctLNP production process innovations, we observed lower variability of human Factor VIII expression and of tolerability within and between mouse studies. However, in companion studies in NHPs, which used the same ceDNA-

ctLNP materials used in the mouse studies, we observed human Factor VIII expression of up to 2% of normal at 2.0 mg/kg, with higher-than-expected variability in both Factor VIII expression and tolerability within and across studies.

Next steps

We plan to continue to seek to optimize our ctLNP to improve on-target biodistribution in order to translate the improvement in potency and reduction in variability observed in mice with RES-derived ceDNA to NHPs. We aim to demonstrate therapeutic expression levels of Factor VIII at a well-tolerated dose in NHPs in 2023 to support the subsequent nomination of a development candidate for our hemophilia A program.

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

There are approximately 15,000 patients with PKU in the United States and 41,000 patients in the European Union. PKU is usually diagnosed at birth through newborn screening, which provides the opportunity to introduce therapies that reduce Phe levels. However, without strict dietary control, current therapies do not normalize Phe levels.

Current approaches and limitations

The standard of care for PKU is strict, life-long dietary modification to control blood Phe levels to the recommended target range of 120 to 360 micromoles per liter. This requires PKU patients and caregivers to carefully monitor diet and severely restrict protein intake and other Phe-rich foods. Medical foods including formula and foods modified to be low in protein are also required. Initiation of a Phe-restricted diet is recommended as early as possible in infancy to avoid irreversible neurocognitive decline due to elevated Phe levels. While this allows some patients to approach target Phe levels, it is challenging to maintain as a life-long treatment. Attaining consistent levels of Phe in childhood is correlated with higher IQ levels and executive functioning in adults, and short-term spikes in Phe result in long-term impairment of neurocognitive function. Even without optimal correction of Phe levels in childhood, control in adolescent and adult PKU patients has been shown to result in higher levels of executive function and attention and lower levels of depression and anxiety. Notwithstanding this, many adolescents are unable to maintain such a strict diet, with 50% of patients aged 10-14 above the recommended Phe levels and almost 80% of patients outside the normal Phe range in the late teen years. Even with full compliance of dietary therapy during childhood, many patients have episodic or chronic high Phe levels and suffer irreversible neurocognitive impairment as a result.

Current approved therapies have been shown to have modest benefits in a subset of patients. However, many patients still do not achieve the recommended daily Phe levels and are at risk of developing neurocognitive manifestations, including intellectual disability and neuropsychiatric disorders. Additionally, with AAV gene therapy, antibodies are induced against the AAV capsid, preventing re-treatment to increase or extend efficacy for patients with inadequate initial response or declining levels of expression. This immune response precludes treatment of pediatric patients, whose organ growth and dividing cells would dilute expression over time, and therefore would require redosing.

Given the limitations of currently approved therapies and the AAV gene therapy approaches under development, there is a substantial unmet need for more effective therapies for PKU.

Our approach

Our approach aims to achieve stable correction of Phe levels in PKU patients of all ages upon initial dose or through individualized patient dose titration, allowing them to normalize their diet, eliminate the burden of ongoing treatment and stabilize and/or preserve neurocognitive function. Our approach is designed to allow the treatment of patients effectively for life by episodically monitoring serum Phe levels and redosing as needed, should expression wane over time, and preserving normal neurocognitive development in infants and children.

Next steps

We plan to continue to seek to optimize ceDNA constructs to provide disease relevant expression in an animal model.

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

Current approaches and limitations

There are no approved gene therapies for Wilson disease. Current treatment approaches include chelating agents, which bind to accumulated copper in the body and are then excreted, and zinc salts that reduce copper absorption. These therapies have demonstrated limited effectiveness and safety issues, resulting in poor compliance in patients. The only curative option for acute liver failure related to Wilson disease today is a liver transplant, which cannot be offered to most patients due to lack of availability of matched donors. The average age of Wilson disease patients undergoing liver transplantation is 15 years old for those who have an available donor, indicating the need for intervention in childhood to prevent progression to this point.

There are no current genetic medicine clinical trials for Wilson disease using the full protein due to the large size of the gene, which exceeds the payload limitations of AAV.

Our approach

Our genetic medicine approach aims to enable full correction of copper metabolism by broadly transducing hepatocytes and utilizing full-length ATP7B gene and an optimized expression cassette. We plan to initiate treatment in children and achieve full hepatic correction early in the disease, preventing the accumulation of copper that causes liver damage and irreversible neurocognitive decline.

Next steps

We plan to continue to seek to identify ceDNA constructs that provide disease relevant expression in an animal model.

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

Current approaches and limitations

The current standard of care for Gaucher disease includes enzyme replacement therapy, or ERT, for patients of all ages or substrate reduction therapy, or SRT, for adults with Type 1. ERT is recommended as a potentially suitable treatment for all symptomatic Type 1 patients, though the required IV infusions every two weeks can make treatment burdensome.

SRT treats Gaucher disease by inhibiting cellular production of glucosylceramide, rather than increasing the degradation of glucosylceramides through ERT. SRT does not correct the fundamental lack of GCase, and biochemical and tissue abnormalities persist.

Our approach

Our genetic medicine approach aims to provide continuous therapeutic levels of GCase in serum and tissues that can break down glucosylceramide and allow administration of ceDNA-ctLNP for GCase early in the course of disease before the onset of inflammation, fibrosis and irreversible tissue injury.

Next steps

We plan to continue to seek to identify ceDNA constructs that provide disease relevant expression in an animal model.

Endogenous Therapeutic Antibody Production (ETAP)

Overview

We plan to advance product candidates to deliver antibody genes to direct the liver to express and secrete antibodies. mAbs have demonstrated therapeutic benefit in many areas, including infectious diseases, rheumatology, hematology and oncology.  We believe that utilizing the patient’s own cells to produce and secrete therapeutic mAbs, fragments or derivatives is a potentially transformative approach that may result in greater efficacy, produced at a larger scale and with lower cost of goods compared to the passive administration of some mAbs.

Current approaches and limitations

The cost of goods, the burden of frequent administration and the manufacturing scale limitations of mAb therapy preclude their widespread utilization in many diseases.

Our approach

Our genetic medicine approach aims to enable continuous production of protein, resulting in a stable, effective level of serum mAb, thereby avoiding toxicity due to off-target effects of pulsatile delivery and/or loss of efficacy often associated with rapid reduction in concentrations when delivered passively. We believe our approach may enable a patient’s own body to sustainably produce and secrete a therapeutic mAb from the liver by introducing ceDNA-ctLNP for ETAP and allow achievement of the appropriate mAb levels in the blood via individualized patient titration.

We have demonstrated hepatic expression of antibodies with ceDNA-ctLNP for ETAP, with hydrodynamic injection of ceDNA-ctLNP for ETAP resulting in serum mAb levels of greater than 40.0 µg/ml. Since many therapeutic mAbs are effective at serum concentrations of 1.0 to 5.0 µg/ml, we believe the level of mAb expression observed with our ceDNA-ctLNP for ETAP is likely to be therapeutically relevant in humans. We have also demonstrated stacking of mAb expression after repeat dosing of ceDNA via hydrodynamic injection.

Data from an in vivo study conducted as part of our research collaboration with Vir Biotechnology, Inc. demonstrated that mice treated with ceDNA encoding an anti-SARS-CoV-2 mAb delivered via LNP generated persistent anti-spike protein human antibody concentrations with a peak level of 8.0 µg/ml, which corresponds to a level that may be therapeutically relevant in humans. Furthermore, endogenously produced antibodies in the serum of ceDNA-treated mice retained binding and functional activity, neutralizing SARS-CoV-2 ex vivo at the same level as recombinantly produced mAbs.

Next steps

We are continuing to evaluate ceDNA constructs that express neutralizing mAbs targeting a surface protein for a variety of infectious agents, including hepatitis B virus, or HBV, HIV and respiratory syncytial virus, or RSV.

Expansion opportunities and early research

We plan to expand our portfolio by developing discrete ctLNPs, each engineered to reach a specific tissue or cell type. Our GalNAc-conjugated ctLNP is designed for highly specific uptake by hepatocytes. Additionally, we are continuing to develop a “stealth” LNP, designed to avoid clearance by the spleen and liver, which would enable targeting of extrahepatic tissues by conjugating a tissue- or cell-specific ligand to the LNP, and thereby potentially extending the reach of DNA and RNA therapeutics to new tissues and cell types beyond the liver. In 2023, we expect to demonstrate proof-of-concept for re-targeting our stealth LNP system to reach immune cells, and we plan to evaluate the potential to pursue non-liver programs independently or with one or more partners. We are also continuing our early research into the development of potential ceDNA-based vaccines using our proprietary ctLNPs for delivery to antigen-presenting immune cells. Additionally, we are pursuing additional programs in rare and prevalent diseases including oncology, using ctLNPs targeted to circulating immune cells or tumors, and diseases of the retina, skeletal muscle and CNS.

Vaccines

We have begun to leverage our LNP delivery system to explore vaccines that could deliver ceDNA to antigen-presenting immune cells by ctLNP using an intramuscular or subcutaneous injection. In a study we conducted in mice, we observed that the administration of a 3 μg dose of our next-generation ceDNA-ctLNP vaccine resulted in an antibody response greater than our first-generation ceDNA-ctLNP vaccine. This antibody response was further improved by increasing the interval between the initial dose and a prime boost dose. We believe a ceDNA-ctLNP vaccine could have important advantages over mRNA-based vaccines, including improved immune responses, more durable protection, and the ability to store at ambient temperatures, potentially allowing for greater shelf stability than currently approved mRNA-LNP vaccines, which currently must be stored at very low temperatures, thereby limiting distribution.

Oncology

We plan to develop the use of ceDNA to treat a variety of cancer indications targeting immune cells and tumors. We are currently developing ctLNPs for selective in vivo delivery to circulating immune cells, where we may be able to use ceDNA to reprogram immune cells to clear cancer cells or tumors. A key benefit of this approach would be overcoming the reliance on ex vivo approaches for immune cell therapies that come with significant manufacturing and clinical complexity. We believe that we can use distinct targeting ligands to deliver ceDNA specifically and efficiently to tumors and can utilize ceDNA to express high levels of relevant proteins within the tumor. For example, we believe after systemic delivery and efficient uptake by tumors, the expression of checkpoint inhibitors and particular cytokines encoded by the ceDNA may have both direct anti-tumor activity and may stimulate the immune system to respond to and attack tumor cells. Many of the genes that we can express within tumors have limited efficacy and substantial safety and tolerability issues when given systemically. The key attribute of this approach is the ability to drive efficient and selective uptake of ceDNA within tumors and then local, high concentrations of relevant anti-tumor agents.

Retina

We plan to develop ligand-directed selective delivery to the retina, photoreceptors and retinal pigment epithelial, or RPE, cells to target Stargardt disease and LCA10, diseases for which there are currently no approved, proven treatments and which are too large for AAV therapies due to the size of the mutated genes. We believe using ceDNA to deliver large gene payloads efficiently and specifically to relevant cell types in the retina, with the opportunity to optimize ctLNP for minimally invasive routes of delivery, represents an important therapeutic approach.

We have assessed ctLNP in local administration to the retina in the eye. In contrast to earlier LNPs, where administration of ceDNA subretinally in vivo in rats has led to significant inflammation and retinal degeneration and a failure to express protein, the administration of ceDNA with ctLNP led to high levels of expression at day 14 without retinal degeneration at day 21. We believe this improved retinal tolerability profile is due to ctLNP avoiding off-target delivery to local immune cells. Sub-retinal delivery of mRNA using ctLNP in mice demonstrated broad and uniform photoreceptor and RPE expression at comparable levels to that achieved with adeno-associated virus Type 5, which is the current standard for retinal gene therapy. In addition, in a study we conducted in NHPs on the sub-retinal delivery of mRNA using ctLNP, we observed comparable tolerability and uniform photoreceptor expression across species.

Skeletal muscle

There are a variety of genetic muscle disorders, including muscular dystrophies, that may be treated by efficient and systemic genetic medicine to skeletal muscle. We have identified a number of potential ligands for skeletal muscle and have been able to conjugate peptide-based ligands to ctLNP that have enhanced uptake into a differentiated skeletal muscle cell line, or myocyte, in vitro. These peptide-based ligands target known receptors, such as the transferrin receptor that is present on the surface of skeletal muscle. ctLNPs that include these peptide-based ligands on the surface of the particle show high levels of uptake in muscle cells in culture, which we have observed in in vitro studies.

We are currently developing a ctLNP utilizing such a targeting ligand to deliver ceDNA specifically to skeletal muscle. We believe this approach could have several benefits for rare monogenic diseases of the skeletal muscle, including early treatment near the onset of disease before inflammation and fibrosis progressively replace muscle fibers and efficient delivery of the gene of interest to enough muscle fibers to change the course of disease.

CNS

We plan to explore the use of ceDNA to correct disorders of the CNS. The work we are doing with local delivery in the retina to photoreceptors may inform expansion into the CNS, beginning for example with focal epilepsies, in which expression of a novel gene within a specific region of neurons may stop the abnormal seizures. We plan to continue to seek to optimize ctLNP for use in the CNS.

Manufacturing

We have developed RES, our novel, next-generation rapid enzymatic synthesis, to manufacture ceDNA that does not rely on Sf9 cells. Instead, RES uses enzymes to convert plasmid and synthetic oligonucleotide DNA into ceDNA, similar to the current high-capacity methods used to manufacture mRNA vaccines. RES has consistently yielded highly pure ceDNA, reduced ceDNA variability, and shortened our ceDNA production cycle time from 28 days to one day. We expect that scaling RES may enable us to manufacture our potential drug candidates in a cost-effective manner and to expand access to patients with prevalent diseases that require hundreds of millions of doses, on a sustainable basis. We have transitioned all of our portfolio programs to RES.

In July 2021, we entered into a lease agreement, or the Seyon Lease, to build out a current cGMP-compliant manufacturing facility in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. Following additional process development of RES, we achieved a significant increase in scale, while maintaining high productivity and ceDNA purity. RES production requires a much smaller manufacturing footprint than previously anticipated, and consequently, we are seeking one or more third parties to assume our lease or sublease the property. We have entered into an agreement with an external cleanroom facility at which we expect to manufacture cGMP-compliant clinical and initial commercial supply of ceDNA using RES that will allow us to retain control over personnel, quality, infrastructure and process. Additionally, we may enter into agreements with CMOs to provide further manufacturing capacity.

Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. These regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our systems and contractors are required to comply with these regulations and are assessed through regular monitoring and formal audits.

Drug substance

The manufacturing of our ceDNA drug substance is anticipated to occur in an external cleanroom facility where we will retain control over personnel, quality, infrastructure and process. We have established a cGMP-ready process at a scale that we believe will provide sufficient ceDNA drug substance for our clinical and initial commercial supply.  We have invested in technical expertise and internal capabilities to optimize and develop the ceDNA drug substance process and to provide technical management and quality oversight for our process transfers to CMOs.

Future ceDNA drug substance processes may require additional manufacturing capabilities, which may be addressed by either increasing our capacity at our current cleanroom facility or establishing manufacturing supply relationships with new contract manufacturers. These changes in processes may also require new supply chain agreements with CMOs that specialize in raw material manufacturing.

Drug product

Our drug product is our drug substance, ceDNA, formulated with ctLNP. We believe that our drug product requirements can be met by a variety of domestic and international CMOs. We have selected a subset of experienced organizations familiar with the specific operations that our current drug product processes require. We have established a service agreement with one of these CMOs and completed an initial feasibility study with this contractor. In addition, we have also engaged with suppliers for key components of our ctLNP delivery system.

We have invested in technical expertise and internal capabilities to optimize and develop the drug product process and to provide technical management and quality oversight for our process transfers to CMOs. We have transitioned our drug product process from research-scale using microfluidics to standard clinical-scale equipment supporting cGMP operations for other established LNP-based modalities. These scaled systems have generated representative and well-characterized drug product that we have used in our preclinical studies. Additionally, as with our drug substance processes, progress on analytics has allowed us to leverage insights into our delivery system to upgrade and characterize purity and homogeneity. We plan to continue to implement process changes to improve purity and yield.

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

Our success depends in part on our ability to:

●obtain, maintain, enforce and defend patent and other intellectual property rights for our commercially important technology, inventions and improvements;
●preserve the confidentiality of our trade secrets and other confidential information;
●obtain and maintain licenses to use and exploit intellectual property owned or controlled by third parties;
●operate without infringing, misappropriating or otherwise violating any valid and enforceable patents and other intellectual property rights of third parties; and
●defend against challenges and assertions by third parties challenging the validity or enforceability of our intellectual property rights, or our rights in our intellectual property, or asserting that the operation of our business infringes, misappropriates or otherwise violates their intellectual property rights.

Patent portfolio

As of December 31, 2022, we own approximately 54 patent application families related to our business, including 14 pending Patent Cooperation Treaty, or PCT, patent applications and 24 PCT applications that have entered the national stage in the United States and certain foreign jurisdictions, including Europe and Japan (one of which is jointly owned with the University of Massachusetts Medical School, or UMass), and we exclusively license one patent application family, which includes issued patents in each of the United States, Europe, China, South Korea, Japan, Russia, Hong Kong, Macau, and South Africa, and pending national stage applications in several other jurisdictions, including Australia, Canada, Israel, Mexico, New Zealand, and Singapore. We also non-exclusively license one patent application family, which includes issued patents in each of the United States, Australia, Brazil, China, South Korea and Israel and national stage patent applications in several other jurisdictions, including Europe and Japan. In addition, we own approximately 17 U.S. provisional patent applications within the priority year. Currently, all wholly-owned patent applications covering any of our programs or technology, including the ceDNA platform, ctLNP delivery system and manufacturing processes are pending and have not been allowed or granted. Our owned and licensed patents and patent applications cover various aspects of our programs and technology, including our ceDNA construct, ctLNP delivery system and manufacturing process as further described below. Any U.S. or foreign patents issued from national stage filings of our owned or exclusively in-licensed patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2037 through 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

ceDNA construct

As of December 31, 2022, we own approximately 31 patent application families, including seven pending PCT patent applications and 12 PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States (one of which is jointly owned with UMass and one of which is jointly owned with Vir

Biotechnology), and we exclusively license from UMass and Voyager Therapeutics, Inc., or Voyager, one patent family, which has been granted in the United States, Europe, China, South Korea, Japan, Russia, Hong Kong, Macau, and South Africa, and pending in other jurisdictions, including Australia, Canada, Israel, Mexico, New Zealand, and Singapore. These issued patents and pending patent applications cover various aspects of our ceDNA construct, including ceDNA construct variants, certain disease-targeted ceDNA compositions and methods of use. We have also non-exclusively licensed one patent application family from the National Institutes of Health, or NIH, and the Institut de Myologie, Universite Pierre et Marie Curie, Centre National de la Recherche Scientifique and Inserm Transfert SA, which we refer to as the French Institutions, which includes issued patents in each of the United States, Australia, Brazil, China, South Korea and Israel and national stage patent applications in other jurisdictions, including Europe and Japan, which cover our ceDNA construct, certain disease-targeted ceDNA compositions and methods of use. In addition, we own approximately 12 U.S. provisional patent applications within the priority year, which cover ceDNA construct variants, general applications of the ceDNA construct technology and certain properties of the construct, specific disease-targeted ceDNA compositions and methods of use. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from non-provisional applications we may file in connection with the pending provisional patent applications would be scheduled to expire on various dates from 2038 through 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

ctLNP delivery system

As of December 31, 2022, we own approximately 18 patent application families, including six pending PCT patent applications and nine PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States, and approximately four U.S. provisional patent applications within the priority year with respect to our ctLNP delivery system, including certain lipid and lipid nanoparticle compositions and combinations with ceDNA and/or targeting agents and methods of use. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from any non-provisional applications we may file in connection with these provisional patent applications would be scheduled to expire on various dates from 2038 through 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Manufacturing processes

As of December 31, 2022, we own approximately four patent application families (two of which cover technologies related to RES), including one pending PCT patent application and three PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from any non-provisional applications we may file in connection with the provisional patent application would be scheduled to expire on various dates from 2039 through 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

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

License agreement with the National Institutes of Health

In February 2017, we entered into a license agreement with the NIH, which was amended in July 2019 to include the French Institutions as licensors. Pursuant to the amended agreement, or the NIH Agreement, the NIH and the French Institutions granted us a worldwide, non-exclusive license under a patent application family related to our ceDNA construct. This patent application family includes national stage patent applications in jurisdictions outside the United States, including Europe and Japan, and issued patents in each of the United States, Australia, China and Israel. The issued patents and any future patents issued from the pending patent applications would be scheduled to expire on various dates from March 2032 through October 2032, without taking into account any possible extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. The non-exclusive license confers the right to make and have made, research and have researched, use and have used, sell and have sold, offer to sell and import products and to practice processes, in each case, covered by the licensed patents and patent applications, for the treatment, prevention or palliation of any human disease or condition.

Under the NIH Agreement, we are obligated to use reasonable commercial efforts to ensure that the licensed products and processes are utilized and made available to the public on reasonable terms, including pursuing commercially reasonable broad international patient accessibility for licensed gene therapy products for the treatment of rare diseases, in accordance with an agreed upon commercial development plan for gene therapy-based human therapeutics and certain performance milestone events. Unless terminated earlier, the NIH Agreement remains in effect until the last to expire of the licensed patent rights on a licensed product-by-licensed product and country-by-country basis. The NIH and the French Institutions may terminate the NIH Agreement if we fail to perform our material obligations, including but not limited to our failure to meet the applicable performance milestones despite using commercially reasonable efforts, and have not remediated such deficiency within a specified time period. The NIH and the French Institutions can terminate the NIH Agreement in the event we become insolvent, file a petition in bankruptcy, have such a petition filed against us, or determine to file a petition in bankruptcy. In addition, the NIH and the French Institutions may terminate the NIH Agreement in the event of a material breach by us and failure to cure such breach within a certain period of time. We can voluntarily terminate the NIH Agreement with prior notice to the NIH and the French Institutions.

As part of the NIH Agreement, we agreed to make milestone payments upon the achievement of certain milestones up to a maximum aggregate total of $350,000 for each licensed product, as well as a low single-digit royalty on net sales of licensed products. These royalty obligations last on a licensed product-by-licensed product and country-by-country basis until the expiration of the last licensed patent rights covering such licensed product in such country. In addition, if we sublicense rights under the NIH Agreement, we are required to pay a high single-digit percent of the sublicense revenue to the NIH. Additionally, under the NIH Agreement, we may be required to reimburse the French Institutions for a portion of certain past and ongoing patent related expenses, including expenses associated with the preparation, filing, prosecution and maintenance of all patents and patent applications. As of December 31, 2022, there have been no invoiced expenses related to these reimbursable costs.

License Agreement with the University of Massachusetts

In June 2017, we entered into a license agreement with UMass pursuant to which UMass granted us an exclusive, worldwide license under a patent application family related to our ceDNA construct, which has pending national stage patent applications in the United States and certain foreign jurisdictions. In June 2020, Voyager became a joint owner with UMass of the licensed patent application family, and we entered into an amendment to the UMass Agreement under which UMass, on behalf of Voyager, expanded the license granted to us to include an exclusive license to Voyager’s rights in the licensed patent application family, subject to Voyager’s retained non-exclusive rights to practice and exploit the licensed patent application family solely for its AAV gene therapy products. Any U.S. or foreign patents issued from the pending licensed U.S. or foreign patent applications would be scheduled to expire in March 2037, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. The exclusive license confers the right to research, develop, manufacture, have manufactured, use, offer for sale, sell and import products and practice and have practiced processes, in each case, covered by the patent application family.

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

Under the UMass Agreement, we agreed to use diligent efforts to develop the licensed products and introduce them into the commercial market and make them reasonably available to the public thereafter. Specifically, we agreed to achieve regulatory approval for and commercially launch at least one licensed product in the United States by certain specified dates.

As part of the UMass Agreement, we have issued to UMass 125,677 shares of our common stock. In addition, we may be obligated to make milestone payments up to $1,143,750 per licensed product that are contingent upon the achievement of certain regulatory and commercialization milestones, as well as low single-digit royalties on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis. If we sublicense our rights under the UMass Agreement, we are required to pay a low-to-mid single-digit percentage of the license revenue to UMass, which will vary depending on when the sublicense agreement to a third party was executed. Royalty obligations under the UMass Agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country. As of December 31, 2022, we have paid the first milestone to UMass for the issuance of the first patent in the licensed patent application family, and we have recorded no royalty or other milestone liabilities under the UMass Agreement.

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

There are numerous companies that are selling or developing genetic medicines, including in indications for which we may develop our non-viral genetic medicines. These companies include viral gene therapy companies such as BioMarin Pharmaceuticals, Inc., Homology Medicines, Inc., Adverum Biotechnologies, Inc., Ultragenyx Pharmaceutical Inc., Pfizer Inc. and Hoffmann La Roche Ltd; gene editing companies such as CRISPR Therapeutics AG, Intellia Therapeutics, Inc., Beam Therapeutics Inc., iECURE, Inc., Tessera Therapeutics, Inc., and Prime Medicine, Inc.; and mRNA companies such as Moderna, Inc.

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

Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than products we may develop. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of other drugs. The key competitive factors affecting the success of any products we may develop are likely to be their efficacy, safety, convenience, price and availability of reimbursement.

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

Licensure and regulation of biologics in the United States

In the United States, any product candidates we may develop would be regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations and guidance.  A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor.

The FDA must approve a product candidate for a therapeutic indication before it may be marketed in the United States. A sponsor seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practices, or GLP regulations;

●completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
●design of a clinical protocol and its submission to the FDA as part of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin;
●approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;
●preparation and submission to the FDA of a biologics license application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
●review of the product by an FDA advisory committee, where appropriate or if applicable;
●satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the BLA;
●payment of user Prescription Drug User Fee Act, or PDUFA, securing FDA approval of the BLA and licensure of the new biologic product; and
●compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies or other post-marketing commitments required by the FDA.

Preclinical studies and investigational new drug application

Before testing any biologic product candidate in humans, including a genetic medicine product candidate, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application and are typically referred to as IND-enabling studies.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved new drug application, or NDA. In support of a request for an IND application, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

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

Reporting clinical trial results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s final rule on registration and reporting requirements for clinical trials became effective in 2017, and with the issuance of several Notices of Non-Compliance since April 2021, both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

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

●Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.
●Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
●Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

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

Interactions with FDA during the clinical development program

Following the clearance of an IND application and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND application safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. When clinical data are submitted to support marketing applications, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND application, or pre-IND application meeting, at the end of a Phase 2 clinical trial, or EOP2 meeting, and before an NDA or BLA is submitted, or pre-NDA or pre-BLA meeting. Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND application and pre-NDA/pre-BLA meetings, as well as Type B end of phase meetings, such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. Finally, a Type D meeting is meant to focus on a narrow set of issues and should not require input from more than 3 disciplines or Divisions.

Pediatric Studies. Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial pediatric study plan within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what is considers abuse of this statutory exemption in the PREA by announcing that is does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.

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

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies, or OTAT, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The NIH, including the Novel and Exceptional Technology and Research Advisory Committee, or the

NExTRAC, also advises the FDA on gene therapy issues and other issues related to emerging biotechnologies. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

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

Until 2019, most gene therapy clinical trials in the United States required pre-review by the predecessor of the NExTRAC, before being approved by the IRBs and any local biosafety boards or being allowed to proceed by the FDA. In 2019, the NIH substantially eliminated the pre-review process and going forward, the review of gene therapy clinical trial protocols would be largely handled by local IRBs and institutional biosafety committees, or IBCs, in addition to the FDA. Furthermore, in 2019, the NIH removed from public access the Genetic Modification Clinical Research Information System database, which previously contained substantial amounts of safety and other participant information regarding human gene therapy trials performed up to that time.

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

Acceptance and review of BLAs

To support marketing approval, clinical and non-clinical data submitted in a BLA must be sufficient in quality and quantity to establish the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under the PDUFA is substantial (for example, for fiscal year 2023, this application fee is approximately $3.25 million), and the sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2023 is more than $394,000 per eligible prescription product. These fees, of which the application fee may be waived for products with orphan drug designation, are typically adjusted annually, and exemptions and waivers may be available under certain circumstances.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor by that time whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review”. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

In connection with its review of an application, the FDA will typically submit information requests to the sponsor and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND applications and GCP requirements and the integrity of the clinical data submitted to the FDA.

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

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a complete response letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Expedited review programs

The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs, however, changes the standards for approval but each may help expedite the development or approval process governing product candidates.

●Fast Track Designation.  Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
●Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
●Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. The FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

●Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
●Regenerative medicine advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is an RMAT that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of an RMAT designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about a product;
●mandated modification of promotional materials and labeling and issuance of corrective information;
●fines, warning letters or holds on post-approval clinical trials;
●refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

●product recall, seizure or detention, or refusal to permit the import or export of products;
●injunctions or the imposition of civil or criminal penalties; and
●consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.

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

Finally, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the sponsor to develop additional data or conduct additional preclinical studies and clinical trials. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety and efficacy in the new indication.

Orphan drug designation and exclusivity

A biologic product may qualify for orphan drug designation, or ODD, under the Orphan Drug Act if it is intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. ODD must be requested before submitting a BLA. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has ODD receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same gene therapy product for the same indication for seven years, except in limited circumstances, such as not being able to supply the product for patients or showing clinical superiority to the product with orphan exclusivity.  Competitors, however, may receive approval of a different gene therapy for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan-drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same gene therapy as defined by the FDA.

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

Regulatory exclusivity governing biologics

When a biological product is licensed for marketing by the FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring the FDA from approving competing products for certain periods of time.  In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. Approval of a 351(k) application may not be made effective until twelve years after the date of first licensure of the reference product, which under the statute excludes the date of licensure of supplements and certain other applications. Additionally, a 351(k) application for a biosimilar or interchangeable biological product cannot be submitted for review until four years after the date on which the reference product was first licensed under Section 351(a) of the PHSA. Even if a product is considered to be a reference product eligible for exclusivity, however, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product.  There have been recent government proposals to reduce the twelve-year reference product exclusivity period, but none has been enacted to date.  At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

Federal and state data privacy and security laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials will be regulated by HIPAA’s Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

FDA approval of companion diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. Since that time, the FDA has issued additional guidance documents that outline the requirements and expectations for companion diagnostic products.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee.

Regulation and procedures governing approval of medicinal products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, a sponsor must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the sponsor may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an IMPD (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, and, where relevant, the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents. All suspected unexpected serious adverse reactions to the investigational drug product that occur during the clinical trial have to be reported to the competent national authority and the Ethics Committee of the Member State where they occurred.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 was adopted. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new Regulation became effective on January 31, 2022, following confirmation of full functionality of the Clinical Trials Information System through an independent audit by the European Commission in mid-2020. The Clinical Trials Regulation applies in all EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. According to the transitional provisions, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

Marketing authorization

To obtain a marketing authorization for a product under the EU regulatory system, a sponsor must submit an MAA, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in EU member states (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the Committee for Human Medicinal Products, or CHMP, established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

National Authorization Procedures

There are also two other possible routes to authorize medicinal products in several European Union member states, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

●Decentralized procedure. Using the decentralized procedure, a sponsor may apply for simultaneous authorization in more than one European Union member state of medicinal products that have not yet been authorized in any European Union member state and that do not fall within the mandatory scope of the centralized procedure. The sponsor may choose a European Union member state as the reference European Union member state to lead the scientific evaluation of the application.
●Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union member state (which acts as the reference member state), in accordance with the national procedures of that member state. Following this, further marketing authorizations can be progressively sought from other European Union member states in a procedure whereby the members concerned agree to recognize the validity of the original, national marketing authorization produced by the reference European Union member state.

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

Pediatric Studies

Prior to obtaining a marketing authorization in the European Union, sponsors must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are provided in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

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

Orphan drug designation and exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Pediatric Exclusivity

If an sponsor obtains a marketing authorization in all European Union member states, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the SPC.

Brexit and the regulatory framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden Administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden.  The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).  The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

Human Capital Resources

As of December 31, 2022, we had approximately 150 employees, all of whom are full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Our success is dependent on our ability to attract and retain highly talented individuals. We have designed our programs to cultivate employee engagement, diversity, equity and inclusion, growth and development while consistently providing competitive compensation and benefits. Our benefit programs are designed to meet the diverse needs of our employees and focus on promoting well-being across all aspects of their lives. These programs include healthcare, retirement planning, education planning, and extensive time off.

To ensure our employees are paid competitively, we perform a formal compensation benchmark analysis of our employees’ base salary, bonus potential, and equity awards twice per year and link annual bonuses to overall company performance. In addition to our compensation benchmarking analysis, we perform a gender pay gap analysis designed to ensure that women are paid equally to their male counterparts. Employees are paid based on our compensation philosophy, which includes paying employees competitively and at a rate consistent with an employee’s position, knowledge and skills. Our equity incentive plans are also designed to attract, retain and motivate our employees, consultants and directors through the granting of stock-based compensation awards.

We strive to make our company an inclusive, safe and healthy workplace, with opportunities for each of our employees to grow and develop in their careers. We believe it is crucial to, and our directors and senior management strongly support, a no-tolerance stance for workplace harassment, biases and unethical behavior. All employees, including senior management, are required to abide by, review and confirm compliance to our Code of Business Conduct and Ethics and other internal policies that outline our high expectations. Additionally, we promote opportunities for all employees to join our Acting for Justice and Women’s Forums and participate in our Justice, Equity and Belonging framework, which support and promote certain mutual objectives of both us and our employees, including inclusion and diversity.

We continue to closely monitor the COVID-19 pandemic and will take actions as may be required or recommended by federal, state or local government authorities or as we determine are in the best interests of our employees and other business partners. For further information regarding the impact of the COVID-19 pandemic and actions taken in response to the pandemic, including with respect to our employees, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Since inception, we have incurred significant operating losses. Our net losses were $136.6 million, $119.2 million, and $80.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $444.8 million. To date, we have funded our operations with the proceeds from the sales of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock (which converted into common stock in 2020) and the sales of common stock in public offerings. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●continue our current research programs and conduct additional research programs;
●advance any product candidates we identify into preclinical and clinical development;
●expand the capabilities of our proprietary non-viral genetic medicine platform;
●seek marketing approvals for any product candidates that successfully complete clinical trials;
●obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●hire additional clinical, regulatory and scientific personnel;
●establish manufacturing sources and secure supply chain capacity sufficient to provide necessary quantities of any product candidates we may develop for clinical or commercial use;
●ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
●add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

We have not initiated clinical development of any product candidate and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

●identifying product candidates and completing preclinical and clinical development of any product candidates we may identify;
●obtaining regulatory approval for any product candidates we may develop;
●manufacturing, marketing and selling any products for which we may obtain regulatory approval;
●achieving market acceptance of any product candidates we may develop for which we obtain regulatory approval as a viable treatment option; and
●satisfying any post-marketing requirements.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

Our future capital requirements will depend on many factors, including:

●the identification of additional research programs and additional product candidates;
●the scope, progress, costs and results of preclinical and clinical development for any product candidates we may develop;
●the costs, timing and outcome of regulatory review of any product candidates we may develop;
●the cost and timing of completion of commercial-scale manufacturing activities, including the costs and resources required to manufacture our drug substance and drug product using external cleanroom facilities and/or CMOs;
●the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates we may develop for which we receive marketing approval;
●the costs and scope of the continued development of our non-viral genetic medicine platform;
●the costs of satisfying any post-marketing requirements;
●the revenue, if any, received from commercial sales of product candidates we may develop for which we receive marketing approval;
●the costs and timing of preparing, filing and prosecuting applications for patents, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, including claims of infringement, misappropriation or other violations of third-party intellectual property;
●the costs of operational, financial and management information systems and associated personnel;
●the associated costs in connection with any acquisition of in-licensed products, intellectual property and technologies; and
●the costs of operating as a public company.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2022, we had federal NOLs of $328.2 million and state NOLs of $326.5 million.

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We do not believe any such ownership changes have occurred; however, we may have experienced such ownership changes in the past and may experience such ownership changes in the future as a result of changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

Risks related to discovery and development

We are very early in our development efforts. We have not identified any product candidates for Investigational New Drug, or IND, -enabling studies or clinical development, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

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

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of product candidates we may identify and develop will depend on many factors, including the following:

●timely and successful completion of IND-enabling preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;
●effective IND applications or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any product candidates we may develop;

●successful enrollment and completion of clinical trials, including under the FDA’s GCPs, cGLPs, and any additional regulatory requirements from foreign regulatory authorities;
●positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations of any product candidates we may develop;
●receipt of marketing approvals from applicable regulatory authorities;
●establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities that satisfy cGMP requirements;
●establishment, maintenance, defense and enforcement of patent, trademark, trade secret and other intellectual property protection or non-patent regulatory exclusivity for any product candidates we may develop;
●commercial launch of any product candidates we may develop, if approved, whether alone or in collaboration with others;
●acceptance of the benefits and use of any product candidates we may develop, including method of administration, if and when approved, by patients, the medical community and third-party payers;
●effective competition with other therapies;
●maintenance of a continued acceptable safety, tolerability and efficacy profile of any product candidates we may develop following approval; and
●establishment and maintenance of healthcare insurance coverage and adequate reimbursement by payers.

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

We may encounter substantial delays in commencement, enrollment or completion of our clinical trials or we may fail to demonstrate purity, potency and safety to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing any product candidates we determine to develop on a timely basis, if at all.

The risk of failure for any product candidates we determine to develop is high. It is impossible to predict when or if any product candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the purity, potency and safety of product candidates in humans. We have not yet begun or completed a clinical trial of any product candidate. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

Further, timely completion of preclinical activities is dependent upon the availability of preclinical sites, researchers, investigators and research materials, which may be adversely affected by global health matters, such as pandemics. We and our CMOs and contract research organizations, or CROs, experienced a temporary reduction in the capacity to undertake research scale production and to execute some preclinical studies as a result of the COVID-19 pandemic. Additionally, we and they may face disruptions in the future that affect our ability to initiate and complete preclinical studies, and, due to the COVID-19 pandemic, have experienced, and may continue to experience, challenges in procuring items that are essential for our research and development activities.

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

Identifying and qualifying patients to participate in clinical trials of any product candidates we may develop is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:

●perceived risks and benefits of novel genetic medicine-based approaches;
●size of the patient population, in particular for rare diseases, and process for identifying patients;
●design of the trial protocol;
●eligibility and exclusion criteria;
●perceived risks and benefits of the product candidate under study;
●availability of competing therapies and clinical trials;
●severity of the disease or disorder under investigation;
●proximity and availability of clinical trial sites for prospective patients;
●ability to obtain and maintain patient consent;
●risk that enrolled patients will drop out before completion of the trial;
●patient referral practices of physicians; and
●ability to monitor patients adequately during and after treatment.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would harm our business, financial condition, results of operations and prospects.

Other events that may prevent successful or timely completion of clinical development include:

●delays in reaching a consensus with regulatory authorities on trial design;

●delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CLROs, and clinical trial sites;
●delays in opening clinical trial sites or obtaining required institutional review board, or IRB, or independent ethics committee approval, or the equivalent review groups for sites outside the United States, at each clinical trial site;
●imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
●failure by us, any CLROs we engage or any other third parties to adhere to clinical trial requirements;
●failure to manufacture in accordance with the FDA’s GCPs;
●failure by physicians to adhere to delivery protocols leading to variable results;
●delays in the testing, validation, manufacturing and delivery of any product candidates we may develop to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
●delays or difficulties faced by the external cleanroom facilities and/or CMOs we intend to use to manufacture our drug substance and drug product;
●delays in having subjects complete participation in a trial or return for post-treatment follow-up;
●clinical trial sites or subjects dropping out of a trial;
●selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●impact of the COVID-19 pandemic, our response thereto and responses by other businesses and governments;
●occurrence of serious adverse events, including unexpected events, associated with the product candidate that are viewed to outweigh its potential benefits;
●occurrence of serious adverse events associated with a product candidate in development by another company, which are viewed to outweigh its potential benefits, and which may negatively impact the perception of our product due to a similarity in technology or approach;
●changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●changes in the legal or regulatory regimes domestically or internationally related to patient rights and privacy; or
●lack of adequate funding to continue the clinical trial.

Any inability to successfully complete preclinical studies and clinical trials could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to any product candidates we may develop, we may need to conduct additional studies or trials to bridge our modified product candidates to earlier versions and the FDA may need to authorize such modifications. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any product candidates we may develop or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize any product candidates we may develop and may harm our business, financial condition, results of operations and prospects.

Additionally, if the results of future clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with any product candidates we may develop, we may:

●be delayed in obtaining marketing approval for product candidates, if at all;
●obtain approval for indications or patient populations that are not as broad as intended or desired;
●obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●be subject to changes in the way the product is administered;
●be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
●be subject to the addition of labeling statements, such as warnings or contraindications;
●be sued; or
●experience damage to our reputation.

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

As an organization, we have not previously conducted any IND-enabling studies or clinical trials, including any later stage or pivotal clinical trials. In pursuing our new technologies, we have begun to establish our own genetic medicine technical capabilities, but we will need to continue to expand those capabilities by either hiring internally or seeking assistance from outside service providers. Genetic medicine is an area of significant investment by biotechnology and pharmaceutical companies and there may be a scarcity of talent available to us in these areas. If we are not able to expand our genetic medicine capabilities, we may not be able to develop in the way we intend or desire any promising product candidates that emerge from our program or our other collaborative genetic medicine sponsored research programs, which would limit our prospects for future growth. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we may develop. Failure to commence or complete, or delays in, our clinical trials could prevent us from or delay us in commercializing our product candidates.

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

However, the technologies that comprise our platform, including RES, are new and largely unproven. These technologies have not been clinically tested and the scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited. Additionally, a significant portion of our preclinical studies to date have been completed with ceDNA produced using a different manufacturing process than RES and we may not achieve the same results with ceDNA produced by RES. Successful development of product candidates by us will require solving a number of issues, including the expansion of our ctLNP delivery system to tissues and cell types beyond the liver and retina and obtaining expression levels sufficient to address or ameliorate each target disease or indication. There can be no assurance we will be successful in solving any or all of these issues. We have concentrated our research efforts to date on developing the components of our platform, and our future success is highly dependent on the successful development of our ceDNA constructs, our ctLNP delivery system and therapeutic applications of these technologies. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing our therapeutics. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in any indication we pursue.

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

In addition, the clinical trial requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the purity, potency and safety of a product candidate may vary according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates, and even more so for product candidates intended to treat diseases for which there are approved therapies that may allow a normal life span as compared with those intended to treat serious and life-threatening diseases for which there are no other treatment options available. There are approved therapies for our lead indication, hemophilia A, as well as PKU, in some jurisdictions in the world. As a result, the regulatory burden to initiate clinical trials or to obtain regulatory approval of any product candidate we may develop for those indications may be more extensive in those jurisdictions than for product candidates intended to treat diseases that are life threatening and for which no therapies are approved. Only a small number of non-viral genetic medicines have successfully reached the clinical trial phase of development, limiting insight into the regulatory review process. Requirements by regulatory authorities for any product candidate we may develop may change in response to the availability of other therapies for the indication our product candidates are designed to treat or to issues observed in clinical trials of genetic medicines of other companies, even if using technology that differs from ours. We intend to pursue genetic medicine programs in both rare and prevalent diseases, some of which may have available approved therapies. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals in either the United States or the European Union for any product candidates we may develop or how long it will take to commercialize any product candidate that receives marketing approval.

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

For example, AAV genomes have been shown in some cases to initiate intracellular immune activation, which can lead to transcriptional changes, and local tissue interferon responses, which may lead to immune infiltrates and tissue damage. AAV genetic material may also integrate into the host chromosome, which could contribute to modified cell function transformation. Although ceDNA-derived expression has been observed in in vivo and in vitro studies to be episomal, meaning that it can deliver genetic material outside of the chromosome without being directly incorporated into or altering the cell’s genome, we do not yet know if our ceDNA constructs will behave similarly to these AAV genomes. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in future clinical trials and would result in significant delays in our programs.

If any product candidates we develop are associated with serious adverse events, undesirable side effects or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. Many product candidates that initially showed promise in early-stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further clinical development of the product candidates.

If in the future we are unable to demonstrate that such side effects were caused by factors other than our product candidates, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates for any or all targeted indications. Even if we are able to demonstrate that any future serious adverse events are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any product candidate, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any such product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

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

In addition, although we believe our platform will position us to rapidly expand our portfolio of programs beyond our current programs, we have not yet successfully developed any product candidate and our ability to expand our portfolio may never materialize. The process by which we identify and disclose product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

●we may not be able to assemble sufficient resources to acquire or discover product candidates;
●competitors may develop alternatives that render our potential product candidates obsolete or less attractive;
●potential product candidates we develop may nevertheless be covered by third parties’ patents or other intellectual property rights;
●potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;
●potential product candidates may not be effective in treating their targeted diseases or disorders;
●the market for a potential product candidate may change so that the continued development of that product candidate is no longer reasonable;
●a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or

●the regulatory pathway for a potential product candidate may be too complex and difficult to navigate successfully or economically.

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

To date, we have focused our efforts on the advancement of our non-viral genetic medicine platform, which is designed to overcome the limitations of current viral genetic medicine approaches. However, while current viral genetic medicines have demonstrated their limitations, there are many companies that are developing new genetic medicines, including viral gene therapies, gene editing, base editing of either DNA or RNA and mRNA-based therapeutics. There can be no certainty that these companies will not develop genetic medicines that address some of these limitations and that may be considered to have advantages over our non-viral genetic medicine platform. For example, in December 2019, Dyno Therapeutics, Inc. announced a new technique for AAV delivery that allows the researchers to engineer the virus shell to deliver the gene package to the exact cell type in the body they intend to treat. This new method may reduce concerns about off-target AAV delivery and make it a more attractive delivery system. Additionally, Selecta Biosciences Inc. and Asklepios BioPharmaceutical Inc. are developing a transient immunosuppressive approach with AAV and a new formulation of rapamycin that is designed to shield AAV from an immune response, potentially enabling redosing to improve efficacy, initiate treatment in children or extend the time of effective therapy.

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

We will face an inherent risk of clinical trial and product liability exposure related to the testing of any product candidates we may develop in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no product candidates in clinical trials or that have been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●decreased demand for any product candidates we may develop;
●injury to our reputation and significant negative media attention;

●withdrawal of clinical trial participants;
●significant costs to defend any related litigation;
●substantial monetary awards to trial participants or patients;
●loss of revenue;
●reduced resources of our management to pursue our business strategy; and
●the inability to commercialize any product candidates we may develop.

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

Risks related to manufacturing

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

We may continue to incur costs relating to this facility as we seek to identify a third party and remain responsible for any payments payable pursuant to the Seyon Lease. Additionally, we may not be able to find one or more third parties to assume or sublease the property within a reasonable period of time, on attractive terms, or at all. Furthermore, even if we are able to sublease the property to a third party, there is no assurance that any third party to which we sublease the property will comply with its obligations under such sublease, and we may remain responsible for payments under the Seyon Lease, which may have a material adverse effect on our business, results of operations or financial condition.

We intend to manufacture drug substance and drug product using external cleanroom facilities and/or CMOs, which will require significant resources.  If we fail to successfully execute this strategy, our business will be materially harmed.

We have entered into an agreement with an external cleanroom facility at which we expect to manufacture cGMP-compliant clinical and initial commercial supply of ceDNA using RES that will allow us to retain control over personnel, quality, infrastructure and process. We may enter into agreements with other external cleanroom facilities and/or CMOs to provide further manufacturing capacity to produce cGMP-compliant clinical and initial commercial supply.

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

We have limited experience in managing the manufacturing process and it may be more difficult or more expensive than expected. Furthermore, we will need to hire additional personnel with such expertise. The manufacture of drugs and biologics is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. We may encounter difficulties in production, particularly in scaling and validating initial production and ensuring the absence of contamination. These difficulties may include those related to production costs and yields, quality control and quality assurance testing, stability of the product, operator error, shortages of qualified personnel, as well as difficulty in compliance with strictly enforced federal, state and foreign regulations. Additionally, we may not be able to achieve clinical or commercial manufacturing on our own to satisfy demands for any of our product candidates, if and when developed.

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

In connection with controlling our own manufacturing process, we will arrange for storing and shipping of any manufactured materials we may develop, and any such arrangements for storage or shipping may not be successful. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather or global supply chain and shipping challenges, could result in loss of usable materials or prevent or delay the delivery of product candidates to patients. We may also experience manufacturing difficulties due to resource constraints and, as a result, our ability to provide any product candidates we may develop to patients could be jeopardized.

The manufacture of genetic medicine products is complex and difficult and is subject to a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others of which are unique to the manufacture of genetic medicines. We could experience manufacturing problems that result in delays in our development or commercialization programs.

Genetic medicine drug products are complex and difficult to manufacture. A number of risk factors common to the manufacturing of biologics and drugs could also cause production issues or interruptions for our genetic medicines, including raw material or starting material variability in terms of quality, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, pandemics or “acts of god” that are beyond our or our contract manufacturers’ control. It is often the case that early-stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP-compliant processes, or scaling our manufacturing to sufficient levels, and any changes in the manufacturing process may affect the purity, potency and safety profile of our product candidates.

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

Our non-viral genetic medicine platform and RES are novel, and the manufacture of products on the basis of our platform using RES are untested at a large scale. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our preclinical or clinical development of any product candidates we may develop. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs and the regulatory review and approval process may be more expensive or take longer than for other product candidates that may be produced using manufacturing processes with which such regulatory agencies are more familiar. Additionally, many product candidates we may develop will require the manufacture of the ctLNP component, which may require processing steps that are more complex than those required for current products that utilize LNPs. In order to manufacture ctLNPs that are specialized for a given platform program, we may need to add biologic ligands to existing LNPs. This process is challenging and may pose a risk to our ability to manufacture on a scale sufficient to meet clinical and commercial needs.

The ability to scale our manufacturing and maintain the manufacturing process at the same levels of quality and efficacy that we are currently manufacturing is yet to be tested. If we or our CMOs are unable to scale our manufacturing at the same levels of quality and efficiency, we may not be able to supply the required number of doses for clinical trials or commercial supply, and our business could be harmed.

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

An important part of the manufacturing of our potential product candidates is analytical testing. Analytical testing of genetic medicines involves tests that are more numerous, more complex in scope and take a longer time to develop and to conduct as compared to traditional drugs. We and our CMOs may need to expend considerable time and resources to develop assays and other analytical tests for our product candidates, including assays to assess the potency of our product candidates. Some assays may need to be outsourced to specialized testing laboratories. Even when assays are developed, they may need to be further tested, qualified and validated, which may take substantial time and resources. Because of the lagging nature of analytical testing, we may proceed with additional manufacturing and other development activities without having first fully characterized our manufactured materials. If the results of the testing fail to meet our expectations, we may need to delay or repeat certain manufacturing and development activities.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

●the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms or at all if they are affiliated with our competitors;
●reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, particularly if they are under contract with our competitors;
●termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
●disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in supply. An alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies or trials if a new manufacturer is relied upon for commercial production. Switching manufacturers or external cleanroom facilities may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

Risks related to our dependence on third parties

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including CMOs for the manufacturing of any product candidates we test in preclinical or clinical development, cleanroom facilities to provide space to manufacture our drug substance, and CROs for the conduct of our animal testing and research. Any of these third parties may terminate their engagements with us, subject to certain conditions. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols.

Although we intend to design the clinical trials for any product candidates we may develop, CLROs will conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●have staffing difficulties;
●fail to comply with contractual obligations;
●experience regulatory compliance issues;

●undergo changes in priorities or become financially distressed; or
●form relationships with other entities, some of which may be our competitors.

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

The COVID-19 pandemic has impacted, and may continue to impact, our third-party CMOs, CROs and CLROs, including through the effects of facility closures, disruptions to their supply chains, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. While we maintain an inventory of materials necessary to conduct our research and any preclinical studies, a prolonged outbreak could lead to shortages in these materials.

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

We may from time to time be dependent on single-source suppliers for some of the components and materials used in, and the space and processes required to develop, our development candidates and investigational medicines.

We may from time to time depend on single-source suppliers for some of the components and materials used in, space necessary for and manufacturing processes required to develop our development candidates and investigational medicines. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, space, key processes and finished goods exposes us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

We and our CROs and CLROs will be required to comply with the FDA’s GCPs for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, CROs, principal investigators and clinical trial sites. If we or our CROs or CLROs fail to comply with applicable GCPs, the preclinical and clinical data generated in our studies may be deemed unreliable and the FDA may require us to perform additional studies before approving any marketing applications. Upon inspection, the FDA may determine that our studies did not comply with GCPs.

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

Collaborations involving our research programs or any product candidates we may develop pose numerous risks to us, including the following:

●collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●collaborators may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with any product candidates we may develop if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●collaborators may be acquired by a third party having competitive products or different priorities;
●collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines;
●collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our medicines or any product candidates we may develop or that result in costly litigation or arbitration that diverts management attention and resources;
●we may lose certain valuable rights under certain circumstances, including if we undergo a change of control;
●collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates we may develop; and
●collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

There are numerous companies that are selling or developing genetic medicines, including in indications for which we may develop our non-viral genetic medicines. These companies include viral gene therapy companies such as BioMarin

Pharmaceuticals, Inc., Homology Medicines, Inc., Adverum Biotechnologies, Inc., Ultragenyx Pharmaceutical Inc., Pfizer Inc. and Hoffmann La Roche Ltd; gene editing companies such as CRISPR Therapeutics AG, Intellia Therapeutics, Inc., Beam Therapeutics Inc., iECURE, Inc., Tessera Therapeutics, Inc., and Prime Medicine, Inc.; and mRNA companies such as Moderna, Inc.

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

If any product candidate we may develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers and others in the medical community. Sales of medical products depend in part on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost-effective as compared with competing treatments. Efforts to educate the medical community and third-party payers on the benefits of any product candidates we may develop may require significant resources and may not be successful. If any product candidates we may develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

●the efficacy and safety of such product candidates as demonstrated in clinical trials;
●the potential advantages and limitations compared to alternative treatments;
●the effectiveness of sales and marketing efforts;
●the cost of treatment in relation to alternative treatments;
●the clinical indications for which the product is approved;
●the convenience and ease of administration compared to alternative treatments;

●the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●the strength of marketing and distribution support;
●the timing of market introduction of competitive products;
●the availability of third-party coverage and adequate reimbursement;
●the prevalence and severity of any side effects; and
●any restrictions on the use of our products, if approved, together with other medications.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

●our inability to recruit, train and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel;
●the inability of sales personnel to educate adequate numbers of physicians on the benefits of any future products;
●the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payers;
●the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;

●restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
●the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We are reliant upon licenses from third parties for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we rely on a license from the NIH and the French Institutions, pursuant to which we have been granted a non-exclusive, worldwide, royalty-bearing license to certain patent rights related to our ceDNA construct, to make and have made, research and have researched, use and have used, sell and have sold, offer to sell and to import products for the treatment, prevention or palliation of any human disease, disorder or condition. In addition, we rely on a license from UMass pursuant to which we have been granted an exclusive, worldwide, royalty-bearing license to certain patent rights related to our ceDNA construct to research, develop, manufacture, have manufactured, use, offer for sale, sell and import products in the treatment, prevention or palliation of any human disease, disorder or condition. Our existing license agreements, including our license agreements with the NIH and UMass, impose, and we expect that future license agreements will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. For more information on the terms of the license agreements with the NIH and UMass, see “Business—Intellectual property—License agreements.” We may enter into additional license agreements in the future.

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

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●the scope of rights granted under the license agreement and other interpretation-related issues;
●our or our licensors’ ability to obtain, maintain and defend intellectual property and to enforce intellectual property rights against third parties;
●the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate the intellectual property of the licensor that is not subject to the license agreement;
●the sublicensing of patent and other intellectual property rights under our license agreements;

●our diligence, development, regulatory, commercialization, financial or other obligations under the license agreement and what activities satisfy those diligence obligations;
●the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners; and
●the priority of invention of patented technology.

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

Our license agreement with the NIH is, and other license agreements we may enter into in the future may be, non-exclusive. Accordingly, third parties may also obtain non-exclusive licenses from such licensors, including the NIH, with respect to the intellectual property licensed to us under such license agreements, including our NIH license agreement. Accordingly, our NIH license agreement does not, and other license agreements may not, provide us with exclusive rights to use such licensed patent and other intellectual property rights, or may not provide us with exclusive rights to use such patent and other intellectual property rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and any product candidates we may develop in the future.

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

Additionally, we do not have complete control over the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. For example, pursuant to each of our intellectual property licenses with the NIH and UMass, our licensors retain control of preparation, filing, prosecution and maintenance, and, in certain circumstances, enforcement and defense of their patents and patent applications. It is possible that our licensors’ filing, prosecution and maintenance of the licensed patents and patent applications, enforcement of patents against infringers or defense of such patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves, and accordingly, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to file, prosecute, maintain, enforce and defend such patents and patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our technology and any product candidates we may develop that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors or other third parties from making, using and selling competing products. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

If we do not obtain patent term extension and regulatory exclusivity for any product candidates we may develop, our business may be harmed.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●others may be able to make genetic medicine products that are similar to any product candidates we may develop but that are not covered by the intellectual property, including the claims of the patents, that we own or license currently or in the future;
●we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or license currently or in the future;
●we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
●it is possible that our or our licensors’ current or future pending patent applications will not lead to issued patents;
●issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by third parties;
●third parties might conduct research and development activities in jurisdictions where we do not have patent or other intellectual property rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●we may not develop additional proprietary technologies that are patentable;
●the patents or other intellectual property rights of others may have an adverse effect on our business; and
●we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, and this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Genetic medicine clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH also are potentially subject to review by the NExTRAC; however, this body will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks.

The same approach applies in the European Union, where the development and evaluation of a genetic medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for genetic medicinal products and require that we comply with these new guidelines. Additionally, for advanced therapy medicinal products, a marketing application authorization undergoes review by the EMA’s Committee for Advanced Therapies, or CAT, in addition to review by the CHMP. As a result, the procedures and standards applied to genetic medicines and cell therapy products may be applied to any product candidates we may develop, but that remains uncertain at this point.

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

Adverse developments in post-marketing experience or in clinical trials conducted by others of genetic medicines or cell therapy products may cause the FDA, the EMA, and other regulatory bodies to revise the requirements for development or approval of any product candidates we may develop or limit the use of products utilizing non-viral genetic medicinal technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the purity, potency and safety of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as the product candidates we may develop can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing non-viral genetic medicine technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the commercialization of resulting products.

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020, and a transition period to December 31, 2020, was established to allow the United Kingdom and the European Union to negotiate the United Kingdom’s withdrawal. As a result, effective as of January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact of the future regulatory regime that applies to products and the approval of product candidates in the United

Kingdom remains unclear. As of January 1, 2021, the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the HMR as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for any product candidates, which could significantly and materially harm our business.

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

We may seek certain designations for our product candidates, including Fast Track, Breakthrough Therapy, RMAT and Priority Review designations in the United States, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

In 2017, the Congress passed the FDARA, which, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by the FDA.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA and Congress may make to its orphan drug regulations and policies, our business could be adversely impacted.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate we may develop or the approval may be for a more narrow indication than we expect.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if any product candidates we may develop demonstrate purity, potency and safety in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop. For example, our development of any product candidates for pediatric use is an important part of our current business strategy, and if we are unable to obtain regulatory approval for the desired age ranges, our business may suffer.

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

If we fail to comply with applicable regulatory requirements following approval of any product candidates we may develop, a regulatory agency may:

●issue a warning letter asserting that we are in violation of the law;
●seek an injunction or impose civil or criminal penalties or monetary fines;
●suspend or withdraw regulatory approval;
●suspend any ongoing clinical trials;
●refuse to approve a pending BLA or supplements to a BLA submitted by us;
●seize product; or
●refuse to allow us to enter into supply contracts, including government contracts.

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

In addition, later discovery of previously unknown problems with our medicines, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●restrictions on such medicines, manufacturers or manufacturing processes;
●restrictions on the labeling or marketing of a medicine;
●restrictions on the distribution or use of a medicine;
●requirements to conduct post-marketing clinical trials;
●receipt of warning or untitled letters;
●withdrawal of the medicines from the market;

●refusal to approve pending applications or supplements to approved applications that we submit;
●recall of medicines;
●fines, restitution or disgorgement of profits or revenue;
●suspension or withdrawal of marketing approvals;
●suspension of any ongoing clinical trials;
●refusal to permit the import or export of our medicines;
●product seizure; and
●injunctions or the imposition of civil or criminal penalties.

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

Additionally, if any product candidates we may develop receive marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

●regulatory authorities may suspend or withdraw approvals of such product candidate;
●regulatory authorities may require additional warnings on the label;
●we may be required to change the way a product candidate is administered or conduct additional clinical trials;
●we could be sued and held liable for harm caused to patients; and
●our reputation may suffer.

Disruptions in the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new product candidates and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, a number of companies announced in 2021 receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Following a period of false starts and temporary suspensions due to the omicron variant, the FDA resumed domestic inspections in February 2022 and indicated that it would conduct foreign inspections beginning in April 2022 on a prioritized basis. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Healthcare providers, physicians and third-party payers play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
●the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other government payers that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
●HIPAA, as further amended by the Health Information Technology for Economic and Clinical Health Act, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers;
●the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report to HHS information related to payments and other transfers of value to physicians and teaching hospitals and other covered recipients and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and
●analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

In March 2010, the United States Congress enacted PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions were suspended and reduced through June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a SIP to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule was delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. To address these costs, the executive order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription drugs and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such drugs, and to address the recurrent problem of price gouging.” Thereafter, on September 9, 2021, HHS released its plan to reduce drug prices. The key features of that plan are to: (a) make drug prices more affordable and equitable for all consumers and throughout the health care system by supporting drug price negotiations with manufacturers; (b) improve and promote competition throughout the prescription drug industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years.  Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. There are specific laws, including regulations promulgated pursuant to HIPAA, which establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and  that may apply to some of our business partners or to some or all of our business activities in the future.

If we are unable to properly protect the privacy and security of personal information, we could be found to have breached certain contracts with our business partners and could face civil and criminal penalties that could result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

There are also new laws at the state level that may apply to some of our business activities.  For example, the CCPA imposes requirements on companies that do business in California and collect personal information from customers. The CCPA also provides for civil penalties for companies that fail to comply with these requirements, as well as a private right of action for data breaches. Further, in November 2020, the CPRA was passed into law and goes into full effect on January 1, 2023 (with a ‘look-back’ to January 1, 2022). The CPRA builds on the CCPA and among other things, requires the establishment of a dedicated agency to regulate privacy issues. In 2021, Virginia, Colorado, Connecticut and Utah all adopted laws which will take effect in 2023, introducing new privacy obligations, which may require us to develop additional compliance mechanisms and processes to the extent that these laws become applicable to us. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level.  There also is a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. In March 2022, the U.S. and the European Commission agreed in principle on a data privacy framework, or DPF, which was implemented by an executive order by President Biden in October 2022. While the DPF and this executive order were designed to address the concerns expressed by the CJEU in its decision invalidating the EU-U.S. Privacy Shield, it remains to be seen whether the CJEU will consider it adequate. Future CJEU review may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world (including in the United Kingdom as a result of Brexit).  While many loosely follow GDPR as a model, other laws contain different or conflicting provisions.  These laws may impact our ability to conduct our business activities and the costs associated with these activities. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

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

We may acquire additional businesses or drugs, form strategic alliances or collaborations, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance, collaboration or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure our stockholders that, following any such strategic alliance, acquisition or collaboration, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions include:

●diversion of management time and focus from operating our business to addressing acquisition integration challenges;
●coordination of research and development efforts;
●retention of key employees from the acquired company;

●changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;
●cultural challenges associated with integrating employees from the acquired company into our organization;
●the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
●liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violation of laws, commercial disputes, tax liabilities and other known liabilities;
●unanticipated write-offs or charges; and
●litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

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

We depend on our employees, consultants, CMOs, CLROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, pandemics, hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or other ‘‘acts of god,’’ particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CMOs, our CLROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

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

●results of or developments in preclinical studies and clinical trials of any product candidates we may develop or those of our competitors or potential collaborators;
●timing of the results of our preclinical studies and clinical trials or those of our competitors;
●our success in commercializing any product candidates we may develop, if and when approved;
●the success of competitive products or technologies;
●regulatory or legal developments in the United States and other countries;
●developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
●the recruitment or departure of key personnel;
●the level of expenses related to any product candidates we may develop;
●the results of our efforts to discover, develop, acquire or in-license products, product candidates, technologies or data referencing rights, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;
●actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●variations in our financial results or the financial results of companies that are perceived to be similar to us;
●sales of common stock by us, our executive officers, directors or principal stockholders or others;
●changes in the structure of healthcare payment systems;
●market conditions in the pharmaceutical and biotechnology sectors;
●general economic, industry, political and market conditions, such as those caused by the COVID-19 pandemic; and
●the other factors described in this “Risk Factors” section.

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

The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations continue to be uncertain. We and our CMOs and CROs experienced a temporary reduction in the capacity to undertake research-scale production and to execute some preclinical studies. Additionally, we and they have faced, and may continue to face, disruptions in the future that affect our ability to initiate and complete preclinical studies, and have experienced, and may continue to experience, challenges in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of any product candidates we may develop, laboratory supplies used in our preclinical studies, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the outbreak. We and our CROs and CMOs may also face disruptions related to our future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary IRB, IBC or other necessary site approvals, as well as other delays at clinical trial sites. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. The pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which may impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, supply chain, employees results of operations and prospects.

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including concerns around inflation, rising interest rates and a potential global economic recession]. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the 2008 global financial crisis, could result in a variety of risks to our business, including, weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our executive officers and directors and their affiliates, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of February 17, 2023, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 22% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of ownership may:

●delay, defer or prevent a change in control;
●entrench our management and board of directors; or
●delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

Moreover, as of February 17, 2023, holders of an aggregate of 10,085,841 shares of our common stock had rights, along with holders of an additional 450,076 shares of our common stock issuable upon exercise of outstanding options, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Moreover, we have filed, and expect to continue to file, registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation plans. Once registered on a Form S-8, shares underlying these equity awards can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Act, which contained significant changes to corporate taxation. In particular, the Tax Act, as amended by the CARES Act, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and imposes a limit on the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income. In addition, beginning in 2022, the Tax Act eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.

Additionally, economic relief legislation containing tax provisions was enacted in 2020 and 2021 as part of Congress’ response to the COVID-19 pandemic, and the IRA, which introduced a number of new tax provisions, was signed into law in August 2022. The IRA in particular includes a one percent excise tax imposed on certain stock repurchases by publicly traded companies, which generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the Tax Act and such additional legislation is and continues to be forthcoming and could ultimately increase or lessen their impact on our business and financial conditions. Any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to this new tax legislation.

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

Provisions in our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●establish a classified board of directors such that only one of three classes of directors is elected each year;
●allow the authorized number of our directors to be changed only by resolution of our board of directors;
●limit the manner in which stockholders can remove directors from our board of directors;
●establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●limit who may call stockholder meetings;
●authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our restated certificate of incorporation or amended and restated bylaws.

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

Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of proceedings:

●any derivative action or proceeding brought on our behalf;

●any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders;
●any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
●any action asserting a claim arising pursuant to any provision of our restated certificate of incorporation or amended and restated bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our headquarters are located at 301 Binney Street, Cambridge, Massachusetts, where we occupy approximately 71,562 square feet of research and development, laboratory and office space. This lease expires in 2029. In July 2021, we entered into a 12-year operating lease to build out an approximately 104,000 square foot cGMP compliant manufacturing facility in Waltham, Massachusetts intended for ceDNA manufacturing utilizing RES for cGMP-compliant clinical and initial commercial. Following additional process development of RES, we achieved a significant increase in scale, while maintaining high productivity and ceDNA purity. RES production requires a much smaller manufacturing footprint than previously anticipated, and consequently, we are seeking one or more third parties to assume our lease or sublease the property. In the future, we may lease, operate, purchase or construct additional facilities in which to conduct expanded research, development and manufacturing activities and support future commercial operations. We believe that the total space available to us under our current leases is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We were not subject to any material legal proceedings during the years ended December 31, 2022 and 2021.

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

Holders of Our Common Stock

As of February 17, 2023, there were approximately 50 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on June 12, 2020 (the first day of trading of our common stock), through December 31, 2022 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return.

	6/12/2020	12/31/2020	12/31/2021	12/31/2022
Generation Bio Co.	$100	$115	$29	$16
Nasdaq Composite Total Return (IXIC)	$100	$134	$163	$109
Nasdaq Biotechnology Total Return (NBI)	$100	$118	$118	$105

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

There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 12, 2020.

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

Overview

We are innovating genetic medicines to provide durable, redosable treatments for potentially hundreds of millions of patients living with rare and prevalent diseases. Our non-viral genetic medicine platform incorporates our high-capacity DNA construct called ceDNA; our ctLNP; and our highly scalable capsid-free manufacturing process that uses our proprietary cell-free RES to produce ceDNA. Using our approach, we are developing novel genetic medicines to provide targeted delivery of genetic payloads that include large and multiple genes to a range of cell types across a broad array of diseases. We are also engineering our genetic medicines to be redosable, which may enable individualized patient titration to reach the desired level of therapeutic expression and to maintain efficacy throughout a patient’s life.

We are advancing a broad portfolio of programs, including programs for rare and prevalent diseases of the liver. We are focused on diseases with significant unmet need for which our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current gene therapy approaches. We are initially prioritizing rare monogenic diseases that result from mutations in a single gene, and which can be treated by delivering our ceDNA cargo to cells of the liver, called hepatocytes. We are focusing on indications like hemophilia A, which is our lead program, that have well-established biomarkers and clear clinical and regulatory pathways. We are at the preclinical research stage, and are currently optimizing our ctLNPs to improve hepatocyte delivery to treathemophilia A and other rare monogenic diseases. The biodistribution of our ctLNPs is driven by biological targeting molecules called ligands, which we believe will enable selective delivery to hepatocytes and ultimately to other cell types and tissues. We plan to expand our portfolio to include programs based on cell-targeted delivery of ceDNA to immune cells, tumors, retina, skeletal muscle, and to the CNS by developing discrete ctLNPs specifically engineered to reach each of these cell types or tissues.

In addition, we believe that our non-viral genetic medicine platform may be used to develop therapies that deliver antibody genes to direct the liver to produce antibody therapies from patients’ own cells for years at a time from a single dose in a process we refer to as ETAP. We plan to advance ETAP programs across multiple therapeutic areas, including prevalent diseases.

We also believe that our platform may be used to develop other therapeutic modalities and are exploring ways to apply our platform technologies. For example, we are conducting early research into the development of potential ceDNA-based vaccines using our proprietary vaccine-optimized ctLNPs. We believe that, compared to currently approved mRNA vaccines, ceDNA-ctLNP vaccines could enable improved immune responses, more durable protection, and could be stored at ambient temperatures potentially allowing for greater shelf stability than currently approved mRNA-LNP vaccines, which currently must be stored at very low temperatures, limiting distribution.

Since our inception in October 2016, we have focused substantially all of our resources on building our non-viral genetic medicine platform, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sales of convertible preferred stock (which converted into common stock in 2020) and, most recently, the sales of common stock in our public offerings. In June 2020, we completed our IPO pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of February 23, 2023, the issuance date of these consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the years ended December 31, 2022, 2021, and 2020, we reported net losses of $136.6 million, $119.2 million, and $80.5 million, respectively. As of December 31, 2022, we had an accumulated deficit of $444.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We continue to closely monitor the ongoing impact and effects of the COVID-19 pandemic on our employees and our other business operations. In an effort to provide a safe work environment for our employees, we have maintained our increased cadence of sanitization of our office and lab facilities. Additionally, we have maintained a company policy requiring COVID-19 vaccinations for all employees, with certain limited exceptions.

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

Components of Our Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs, which include:

●	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;
●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants, contractors and CROs, and regulatory agency fees;

●	the cost of developing and scaling our manufacturing process and capabilities and manufacturing drug substance and drug product for use in our research and preclinical studies, including under agreements with third parties, such as consultants, contractors and CDOs;
●	laboratory supplies and research materials;
●	facilities, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our external research and development expenses consist of costs that include fees and other costs paid to consultants, contractors, CDOs and CROs in connection with our research, preclinical and manufacturing activities. We do not allocate our research and development costs to specific programs because costs are deployed across multiple programs and our platform and, as such, are not separately classified. We expect that our research and development expenses will increase substantially as we advance our programs into clinical development and expand our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs and platform. We also anticipate that we will continue to incur substantial accounting, audit, legal, regulatory, compliance, director and officer insurance costs and investor and public relations expenses associated with operating as a public company.

Other income (expense)

Other income (expense) and interest income, net

Other income (expense) and interest income, net consists of interest income earned on our invested cash balances and other income (expense) income from miscellaneous expenses and income unrelated to our core operations.

Income taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

As of December 31, 2022, we had federal net operating loss carryforwards of $328.2 million, which may be available to offset future taxable income, of which $8.2 million of the total net operating loss carryforwards begin to expire in 2036, while the remaining $320.0 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2022, we had state net operating loss carryforwards of $326.5 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $10.4 million and $6.2 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2033, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Operating expenses:
Research and development	$96,718	$85,247	$58,532	$11,471	$26,715
General and administrative	44,464	33,854	22,582	10,610	11,272
Total operating expenses	141,182	119,101	81,114	22,081	37,987
Loss from operations	(141,182)	(119,101)	(81,114)	(22,081)	(37,987)
Other income (expense):
Other income (expense) and interest income, net	4,543	(50)	591	4,593	(641)
Net loss	$(136,639)	$(119,151)	$(80,523)	$(17,488)	$(38,628)

Comparison of the Years Ended December 31, 2022 and 2021

Research and development expenses

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Personnel-related	$29,693	$24,908	$17,461	$4,785	$7,447
Facilities	22,518	10,527	9,394	11,991	1,133
Preclinical and manufacturing	15,084	23,128	16,849	(8,044)	6,279
Stock-based compensation	12,405	9,316	4,301	3,089	5,015
Lab supplies	5,063	7,445	4,002	(2,382)	3,443
Consulting and professional services	3,357	3,164	3,031	193	133
Other	8,598	6,759	3,494	1,839	3,265
Total research and development expenses	$96,718	$85,247	$58,532	$11,471	$26,715

Research and development expenses were $96.7 million for the year ended December 31, 2022 compared to $85.2 million for the year ended December 31, 2021. The increase in facilities-related costs of $12.0 million was primarily driven by the recognition of a $5.1 million impairment related to the abandonment of leasehold improvements and rent expense related to the Seyon Lease. The increases in personnel-related costs of $4.8 million and stock-based compensation costs of $3.1 million were primarily due to increased headcount in our research and development function. These increases were partially offset by a decrease in preclinical and manufacturing costs of $8.0 million primarily due to a decrease in costs resulting from the transition of our manufacturing process from the use of Sf9 cells to RES in the second half of 2021.

General and administrative expenses

	Year Ended December 31,			Change
(in thousands)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Personnel-related	$15,465	$13,609	$8,927	$1,856	$4,682
Stock-based compensation	12,047	8,541	4,111	3,506	4,430
Professional and consultant fees	7,909	7,819	6,987	90	832
Facilities	6,909	1,011	1,576	5,898	(565)
Other	2,134	2,874	981	(740)	1,893
Total general and administrative expenses	$44,464	$33,854	$22,582	$10,610	$11,272

General and administrative expenses were $44.5 million for the year ended December 31, 2022, compared to $33.9 million for the year ended December 31, 2021. The increases in stock-based compensation costs and personnel-related costs of $3.5 million and $1.9 million, respectively, were primarily a result of an increase in headcount in our general and administrative function. The increase in facilities-related costs of $5.9 million was primarily driven by rent expense related to the Seyon Lease.

Other income (expense) and interest income, net

Other income (expense) and interest income, net for the year ended December 31, 2022 was $4.5 million in income compared to $0.1 million in expense for the year ended December 31, 2021. The increase in other income (expense) and interest income, net during the year ended December 31, 2022 was primarily due to an increase of interest earned on our invested cash balances.

Results of Operations – Years Ended December 31, 2021 and 2020

For a discussion of our results of operations for the year ended December 31, 2021 and for a comparison of such results of operations to the results of operations for the year ended December 31,2020, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on February 24, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sales of convertible preferred stock (which converted into common stock in 2020) and with proceeds from the sales of common stock in our public offerings. In June 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of February 23, 2023, the issuance date of this Annual Report on Form 10-K, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $279.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2019
Net cash used in operating activities	$(102,448)	$(91,821)	$(70,142)
Net cash (used in) provided by investing activities	(192,515)	193,047	(205,196)
Net cash provided by financing activities	12,989	214,671	323,095
Net (decrease) increase in cash, cash equivalents and restricted cash	$(281,974)	$315,897	$47,757

Operating activities

During the year ended December 31, 2022, operating activities used $102.4 million of cash, primarily resulting from our net loss of $136.6 million, offset by non-cash charges of $33.1 million and changes in our operating assets and liabilities of $1.0 million.  Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted of a $1.3 million increase of other noncurrent assets, a $0.9 million increase in operating lease liability, a $0.6 million decrease of accrued expense and other current liabilities and accounts payable, a $3.5 million increase in prepaid expenses and other current assets, a $5.9 million decrease in operating lease right-of-use assets and a $0.4 million increase in tenant receivable.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing activities

During the year ended December 31, 2022, net cash used by investing activities was $192.5 million, due to an increase in purchases of marketable securities of $323.7 million and property and equipment of $8.8 million during the year, offset by $140.0 million in maturities of marketable securities.

Financing activities

During the year ended December 31, 2022, net cash provided by financing activities was $13.0 million, consisting primarily of net proceeds from the issuance of common stock pursuant to our “at-the-market” sales agreement of $12.4 million and $1.3 million in proceeds from the exercise of common stock options and other types of equity, net during the period, offset by payments for the repurchase of common stock for employee tax withholdings.

For a discussion of our sources and uses of cash for the years ended December 31, 2021 and 2020 please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on February 24, 2022.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and initiate clinical trials for our product candidates in development. The timing and amount of our operating expenditures will depend largely on:

●	the identification of additional research programs and product candidates;
●	the scope, progress, costs and results of preclinical and clinical development for any product candidates we may develop;
●	the costs, timing and outcome of regulatory review of any product candidates we may develop;
●	the cost and timing of completion of commercial-scale manufacturing activities, including the costs and resources required to manufacture our drug substance and drug product using external cleanroom facilities and/or CMOs;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates we may develop for which we receive marketing approval;
●	the costs and scope of the continued development of our non-viral genetic medicine platform;
●	the costs of satisfying any post-marketing requirements;
●	the revenue, if any, received from commercial sales of product candidates we may develop for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting applications for patents; obtaining, maintaining, defending and enforcing our intellectual property rights and defending against any intellectual property-related claims, including claims of infringement, misappropriation or other violation of third-party intellectual property;
●	the costs of operational, financial and management information systems and associated personnel;

●	the associated costs in connection with any acquisition of in-licensed products, intellectual property and technologies; and
●	the costs of operating as a public company.

As of December 31, 2022, our material cash requirements consisted of:

●	$150.1 million in total lease payments under our noncancelable operating lease for our office and laboratory space that was entered into in August 2018, as amended, and expires in 2029 and our noncancelable operating lease to operate an approximately 104,000 square foot cGMP-compliant manufacturing facility that was entered into July 2021 and expires in 2034; and
●	$6.7 million in cancellable purchase obligations to CMOs and CROs for preclinical activities during 2023 and 2024.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $279.1 million as of December 31, 2022. We did not record any impairment charges to our marketable debt securities during the year ended December 31, 2022. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. As of December 31, 2022, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in an immaterial decrease to the fair value of our holdings. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages 130 through 154 of this Annual Report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 129 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

10.19

Lease, dated July 13, 2021, by and between the registrant and Zinc II PropCo 2020, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed November 10, 2021).

Exhibit Number	Description
10.20+

Offer letter, dated September 5, 2017, by and between the registrant and Matthew Stanton, as modified by Promotion letter, dated May 22, 2019 (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K, File No. 001-39319, filed February 24, 2022).

10.21+

Offer letter, dated October 11, 2018, by and between the registrant and Antoinette Paone, as amended (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K, File No. 001-39319, filed February 24, 2022).

10.22†

Amendment #2 to Exclusive License Agreement, dated January 25, 2022, by and between the registrant and the University of Massachusetts (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K, File No. 001-39319, filed February 24, 2022).

10.23+	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed August 4, 2022).

10.24†

Third Amendment to Lease, dated February 24, 2022, by and between the registrant and BMR-Rogers Street LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed May 5, 2022).

10.25+

Offer letter, dated December 8, 2017, by and between the registrant and Phillip Samayoa, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed November 3, 2022).

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

None.

Generation Bio Co..

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Generation Bio Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Bio Co. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued and Prepaid External Research and Development Expenses
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company records research and development expenses, including expenses related to research and manufacturing contracts, as incurred. The Company’s determination of research and development expenses incurred, as well as the related accrued and prepaid external research and development expenses at each reporting period incorporates judgment and utilizes various assumptions. Such judgments and assumptions include an evaluation of the information provided to the Company by third parties on actual costs incurred, the time period over which services will be performed and the level of effort to be expended in each period. The Company's accrued external research and development expenses totaled $2.0 million at December 31, 2022. The Company's current and non-current prepaid external research and development expenses totaled $4.6 million and $1.7 million respectively at December 31, 2022.

Auditing the Company’s accrued and prepaid external research and development expenses is especially complex due to the fact that information necessary to estimate the accruals and prepaid expenses is accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from vendors or significant upfront payments.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of internal controls related to the Company’s process for recording accrued and prepaid external research and development costs. These procedures included controls over management’s review of inputs used, as well as the completeness and accuracy of the underlying data, in calculating the accrual and prepaid expenses.

To test accrued and prepaid external research and development expenses, we performed audit procedures that included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions that are used by management to estimate the recorded accruals and prepaid expenses. We corroborated the progress of research studies and manufacturing activities, including the phase or completion of events, through discussion with the Company’s operations personnel that oversee the relevant projects. We also reviewed information received by the Company directly from certain third parties, which indicated the third parties’ estimate of costs incurred to date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

February 23, 2023

Generation Bio Co.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$93,171	$375,145
Marketable securities	185,920	—
Tenant receivable	395	—
Prepaid expenses and other current assets	7,530	4,041
Total current assets	287,016	379,186
Property and equipment, net	22,215	25,886
Operating lease right-of-use assets	59,208	65,143
Restricted cash	5,692	5,692
Deferred offering costs	434	461
Other long-term assets	1,699	403
Total assets	$376,264	$476,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$662	$2,023
Accrued expenses and other current liabilities	11,402	12,177
Operating lease liability	7,086	4,608
Total current liabilities	19,150	18,808
Operating lease liability, net of current portion	74,621	76,217
Total liabilities	93,771	95,025
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2022 and December 31, 2021; 59,505,437 and 56,980,701 shares issued at December 31, 2022 and December 31, 2021, respectively; 59,505,437 and 56,969,618 shares outstanding at December 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	727,335	689,866
Accumulated other comprehensive income	(83)	—
Accumulated deficit	(444,765)	(308,126)
Total stockholders’ equity	282,493	381,746
Total liabilities and stockholders’ equity	$376,264	$476,771

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Operating expenses:
Research and development	$96,718	$85,247	$58,532
General and administrative	44,464	33,854	22,582
Total operating expenses	141,182	119,101	81,114
Loss from operations	(141,182)	(119,101)	(81,114)
Other income (expense):
Other income (expense) and interest income, net	4,543	(50)	591
Net loss and net loss attributable to common stockholders	$(136,639)	$(119,151)	$(80,523)
Net loss per share attributable to common stockholders, basic and diluted	$(2.35)	$(2.12)	$(2.95)
Weighted average common shares outstanding, basic and diluted	58,114,893	56,295,409	27,256,494
Comprehensive loss:
Net loss	$(136,639)	$(119,151)	$(80,523)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities	(83)	(9)	9
Comprehensive loss	$(136,722)	$(119,160)	$(80,514)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

						Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2019	26,425,664	$115,593	5,270,889	$1	$9,859	$—	$(108,452)	$(98,592)
Issuance of Series C convertible preferred stock, net of issuance costs of $2,640	19,936,296	108,832	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon initial public offering	(46,361,960)	(224,425)	27,094,085	3	224,422	—	—	224,425
Issuance of common stock upon initial public offering, net of issuance costs of $3,185	—	—	12,105,263	1	210,714	—	—	210,715
Issuance of common stock upon exercise of stock options	—	—	792,845	—	3,567	—	—	3,567
Vesting of restricted common stock	—	—	1,028,795	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,412	—	—	8,412
Unrealized gains on marketable securities	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(80,523)	(80,523)
Balances at December 31, 2020	—	$—	46,291,877	$5	$456,974	$9	$(188,975)	$268,013
Issuance of common stock upon public offering, net of issuance costs of $590	—	—	9,200,000	1	211,285	—	—	211,286
Issuance of common stock upon exercise of stock options	—	—	767,185	—	3,257	—	—	3,257
Vesting of restricted common stock	—	—	672,049	—	—	—	—	—
Issuance of common stock under other equity plans	—	—	38,507	—	493	—	—	493
Stock-based compensation expense	—	—	—	—	17,857	—	—	17,857
Unrealized losses on marketable securities	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(119,151)	(119,151)
Balances at December 31, 2021	—	$—	56,969,618	$6	$689,866	$—	$(308,126)	$381,746
Issuance of common stock from public ATM offering, net of commissions and offering costs of $404	—	—	1,795,524	—	12,338	—	—	12,338
Issuance of common stock upon exercise of stock options	—	—	150,699	—	628	—	—	628
Vesting of restricted common stock	—	—	446,141	—	(581)	—	—	(581)
Issuance of common stock under other equity plans	—	—	143,455	—	632	—	—	632
Stock-based compensation expense	—	—	—	—	24,452	—	—	24,452
Unrealized losses on marketable securities	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(136,639)	(136,639)
Balances at December 31, 2022	—	$—	59,505,437	$6	$727,335	$(83)	$(444,765)	$282,493

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(136,639)	$(119,151)	$(80,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	24,452	17,857	8,412
Depreciation and amortization expense	5,130	4,532	3,432
Amortization (accretion) of premium (discount) on marketable securities, net	(2,289)	529	249
Loss (gain) on sale of property and equipment	41	237	—
Loss on impairment of property and equipment	5,811	—	—
Changes in operating assets and liabilities:
Tenant receivable	(395)	—	448
Prepaid expenses and other current assets	(3,489)	1,367	(2,831)
Operating lease right-of-use assets	5,935	3,072	—
Other noncurrent assets	(1,295)	(152)	(252)
Accounts payable	(1,386)	1,756	(1,444)
Accrued expenses and other current liabilities	795	1,833	3,426
Operating lease liability	881	(3,701)	—
Deferred rent	—	—	(1,059)
Net cash used in operating activities	(102,448)	(91,821)	(70,142)
Cash flows from investing activities:
Purchases of property and equipment	(8,801)	(5,958)	(5,518)
Proceeds from sale of property and equipment	—	105	—
Purchases of marketable securities	(323,714)	—	(243,178)
Maturities of marketable securities	140,000	198,900	43,500
Net cash (used in) provided by investing activities	(192,515)	193,047	(205,196)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs incurred and paid in current period	—	—	108,854
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	211,876	213,900
Proceeds from issuance of common stock from public ATM offering, net of commissions and offering costs	12,360	—	—
Payment of offering costs	(50)	(955)	(3,226)
Proceeds from exercise of stock options and other types of equity, net	1,260	3,750	3,567
Tax withholding payments related to net share settlements of restricted stock units	(581)	—	—
Net cash provided by financing activities	12,989	214,671	323,095
Net (decrease) increase in cash, cash equivalents and restricted cash	(281,974)	315,897	47,757
Cash, cash equivalents and restricted cash at beginning of period	380,837	64,940	17,183
Cash, cash equivalents and restricted cash at end of period	$98,863	$380,837	$64,940
Supplemental disclosure of noncash investing and financing information:
Lease liabilities arising from obtaining right-of-use assets	$—	$34,806	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$24	$1,515	$494
Unrealized (losses) gains on marketable securities	$(83)	$(9)	$9
Offering costs included in accounts payable and accrued expenses	$—	$55	$295
Conversion of convertible preferred stock to common stock	$—	$—	$224,425

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sales of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), the sale of convertible preferred stock (which converted into common stock in 2020), and most recently, with proceeds from the sales of common stock in underwritten public offerings. We have incurred recurring losses, including net losses of $136.6 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $444.8 million. We expect to continue to generate operating losses in the foreseeable future. As of February 23, 2023, the issuance date of these consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. We believe that we are not exposed to significant credit risk due to the financial strength of the depository institutions in which our cash, cash equivalents, and marketable securities are held. We maintain our cash equivalents in money market funds that invest in U.S. treasury securities.  We have adopted an investment policy that limits the amounts that we may invest in the securities of single issuer with the exclusion of the U.S. government. We have not experienced any credit losses.

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

Marketable securities

Our marketable securities, which consisted of debt securities as of December 31, 2022, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

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

Impairment of long-lived assets

Long-lived assets consist of property and equipment. We evaluate the recoverability of our long-lived assets when circumstances indicate that an event of impairment may have occurred. We recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets and the fair value of such assets. We recorded $5.8 million in impairment losses on long-lived assets during the year ended December 31, 2022. We did not record any impairment losses on long-lived assets during the years ended December 31, 2021 and December 31, 2020.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022, 2021 and 2020, our only element of other comprehensive loss was unrealized gains (losses) on available-for-sale debt securities.

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

We account for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued no amounts for interest and penalties on our consolidated balance sheets at December 31, 2022 and 2021.

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

We reported a net loss attributable to common stockholders for each of the years ended December 31, 2022, 2021 and 2020.

3. Marketable securities and fair value measurements

The following tables present our marketable securities by security type as of December 31, 2022:

As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$186,003	$13	$(96)	$185,920

We did not have marketable securities as of December 31, 2021.

Our marketable securities, as of December 31, 2022, consisted of investments that matured within one year.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at December 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$77,010	$—	$—	$77,010
Marketable securities:
U.S. treasury securities	—	185,920	—	185,920
Totals	$77,010	$185,920	$—	$262,930

	Fair Value Measurements at December 31, 2021 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$259,609	$—	$—	$259,609

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2022	December 31, 2021
(in thousands)
Prepaid research and development expenses	$4,555	$747
Prepaid insurance	1,180	1,463
Prepaid facilities-related expenses	922	1,160
Prepaid employee compensation and benefits	349	561
Interest income receivable	265	7
Other	259	103
Total	$7,530	$4,041

As of December 31, 2022 and 2021, there was $1.7 million and $0.1 million, respectively, of prepaid research and development expenses included in other long-term assets on our consolidated balance sheet.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Laboratory equipment	$13,619	$12,826
Computer equipment and software	1,189	1,128
Furniture and fixtures	1,146	826
Leasehold improvements	20,786	17,374
Construction in progress	13	3,748
	36,753	35,902
Less: Accumulated depreciation and amortization	(14,538)	(10,016)
Total	$22,215	$25,886

Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was $5.1 million, $4.5 million, and $3.4 million, respectively.

In July 2021, we entered into a lease agreement to build out a current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. Following additional process development of RES, we achieved a significant increase in scale, while maintaining high productivity and ceDNA purity. RES production requires a much smaller manufacturing footprint than previously anticipated, and consequently, we are seeking one or more third parties to assume our lease or sublease the property. As a result, we recognized an impairment of $5.1 million related to the abandonment of leasehold improvements on our consolidated statements of operations and comprehensive loss during the year ended December 31, 2022. We have performed an impairment assessment on other assets related to this abandonment of leasehold improvements and concluded that no additional impairment is necessary.

6. Leases

We lease our office and laboratory space under a noncancelable operating lease that was entered into in August 2018, amended in July 2019 and June 2020, and expires in 2029, or the Office and Lab Lease. We have an option to extend the Office and Lab Lease term for one additional term of five years at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the consolidated balance sheet as of December 31, 2022. We posted a letter of credit in the amount of approximately $2.1 million as a security deposit. The letter of credit is subject to increase if we were to sublease any portion of the leased premises. The Office and Lab Lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

In July 2021, we entered into a lease agreement, or the Seyon Lease, to build out a current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. The Seyon Lease commenced in December 2021, when we were granted access to the facility and monthly rent payments began in September 2022, and the total rent payment is expected to be approximately $104.3 million for the 12-year lease term. We have an option to extend the Seyon Lease term for two additional terms of five years each at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the consolidated balance sheet as of December 31, 2022. In connection with the Seyon Lease, we provided a security deposit of $3.6 million in the form of a letter of credit. We will pay an initial monthly base rent of approximately $0.4 million that will increase annually, up to an estimated monthly base rent of $0.8 million. We are obligated to pay operating costs, taxes and utilities applicable to the facility. We will be responsible for costs of constructing interior improvements within the facility that exceed a construction allowance of $26.0 million provided by the landlord. Following additional process development of RES, we achieved a significant increase in scale, while maintaining high productivity and ceDNA purity. RES production requires a much smaller manufacturing footprint than previously anticipated, and consequently, we are seeking one or more third parties to assume our lease or sublease the property.

The following table presents our costs included in operating expenses related to our noncancelable operating leases:

(in thousands)	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Operating lease cost	$13,796	$6,615
Variable lease cost	2,572	1,796
Total	$16,368	$8,411

Net cash paid for the amounts included in the measurement of the operating lease liability on the consolidated balance sheet and operating activities in our consolidated statement of cash flows was $9.2 million and $7.1 million for the years ended December 31, 2022 and 2021, respectively. The weighted-average remaining lease term and weighted-average incremental borrowing rate for all leases as of December 31, 2022 was 10 years and 7.4%, respectively, and as of December 31, 2021 was 9.6 years and 7.0%, respectively.

Future lease payments for our noncancelable operating leases as of December 31, 2022 and a reconciliation to the carrying amount of the operating lease liability presented in the consolidated balance sheet as of December 31, 2022 are as follows:

Year Ending December 31,	(in thousands)
2023	$13,435
2024	15,207
2025	15,638
2026	16,094
2027	16,550
Thereafter	73,219
Total undiscounted payments due under operating leases	150,143
Total undiscounted unearned tenant improvements	(23,502)
Less imputed interest	(44,934)
Total	$81,707

Current operating lease liability	$7,086
Non-current operating lease liability	74,621
Total	$81,707

7. Accrued expenses

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2022	December 31, 2021
(in thousands)
Accrued employee compensation and benefits	$7,970	$7,579
Accrued external research and development expenses	1,959	2,091
Accrued professional fees	1,047	962
Property and equipment	—	869
Other	426	676
Total	$11,402	$12,177

8. Convertible preferred stock

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

9. Equity

As of December 31, 2022, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of February 23, 2023, the issuance date of these consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our stockholders. Holders of common stock are not entitled to receive dividends, unless declared by the board of directors.

10. Stock-based compensation

Our 2017 Stock Incentive Plan, or the 2017 Plan, provided for us to grant incentive or nonstatutory stock options, restricted stock, restricted stock units and other equity awards to employees, non-employees and directors. In January 2020, the number of shares of common stock authorized for issuance under the 2017 Plan was increased from 8,407,405 shares to 10,275,717 shares.

In May 2020 our board of directors adopted, and in June 2020 our stockholders approved, the 2020 Stock Incentive Plan, or the 2020 Plan, and, together with the 2017 Plan, or the Plans, which became effective on June 11, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2020 Plan is the sum of (1) 2,547,698 shares; plus (2) the number of shares (up to a maximum of 7,173,014 shares) as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan on June 11, 2020 and (y) the number of shares of common stock subject to outstanding awards granted under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on such date, and (ii) an amount determined by the board of directors. In January 2021, 2022 and 2023, the number of shares of common stock authorized for issuance under the 2020 Plan was increased from 10,275,717 shares to 12,154,517 shares, from 12,154,517 shares to 14,433,745 shares, and from 14,433,745 shares to 16,813,962 shares, respectively. Upon the effectiveness of the 2020 Plan, we ceased granting additional awards under the 2017 Plan.

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

As of December 31, 2022, 696,263 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. We completed our IPO in 2020 and, accordingly, lack sufficient company-specific historical and implied volatility information. Therefore, we estimated our expected stock volatility based on combination of company-specific historical volatility and that of a publicly traded set of peer companies. We expect to continue to use this method to estimate expected stock volatility until we have adequate historical data regarding the volatility of our own traded stock price. For options with service-based vesting conditions, the expected term of our stock options was determined utilizing the “simplified” method for awards that qualified as “plain-vanilla” options. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield was based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.08%	0.81%	0.60%
Expected volatility	91.2%	76.0%	77.3%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0

The following table summarizes our stock option activity since December 31, 2021:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	6,205,088	$17.09	8.33	$5,140
Granted	3,527,390	6.34
Exercised	(150,699)	4.17
Forfeited	(754,457)	15.53
Outstanding as of December 31, 2022	8,827,322	$13.15	7.97	$55
Vested and expected to vest as of December 31, 2022	8,300,055	$13.65	8.02	$55
Options exercisable as of December 31, 2022	3,249,364	$15.44	6.98	$55

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had strike prices lower than the fair value of our common stock.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $4.76, $18.81, and $10.41 per share, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $0.5 million, $19.4 million and $20.0 million, respectively.

Restricted common stock units

The following table summarizes our restricted common stock units activity since December 31, 2021:

.

Weighted Average

	Shares	Grant Date Fair Value
Unvested restricted common stock units as of December 31, 2021	13,120	$19.00
Granted	1,660,884	6.55
Vested	(523,165)	6.69
Forfeited	(191,318)	6.50
Unvested restricted common stock units as of December 31, 2022	959,521	$6.65

The total fair value of restricted common stock units vested during the years ended December 31, 2022, 2021, and 2020 was approximately $3.5 million, $0.2 million, and $0.3 million, respectively.

Restricted common stock awards

We did not issue restricted stock awards in the year ended December 31, 2022. The following table summarizes our restricted common stock awards activity since December 31, 2021:

		Weighted Average
	Shares	Grant Date Fair Value
Unvested restricted common stock as of December 31, 2021	11,083	$4.59
Issued	—	—
Vested	(11,083)	4.59
Forfeited	—	—
Unvested restricted common stock as of December 31, 2022	—	$—

The total fair value of restricted common stock awards vested during the years ended December 31, 2022, 2021, and 2020 was approximately $0.1 million, $17.7 million, and $15.8 million, respectively.

Employee stock purchase plan

In May 2020 our board of directors adopted, and in June 2020 our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The 2020 ESPP provides participating employees with the opportunity to purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of our common stock at the beginning or end of the offering period. During the year ended December 31, 2022, we issued 143,455 shares of common stock under the 2020 ESPP and 1,338,776 shares remained available for issuance as of December 31, 2022.

The number of shares of common stock reserved for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2021, 2022, and 2023, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 481,231 shares to 950,931 shares, from 950,931 shares to 1,520,738 shares, and from 1,520,738 shares to 2,115,792 shares, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of shares of common stock granted under the 2020 ESPP:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.43%	0.09%

Expected volatility	93.5%	85.6%
Expected dividend yield	—	—
Expected term (in years)	0.5	0.5

Stock-Based Compensation

We record compensation cost for all share-based payment arrangements, including employee, non-employee and director stock options and restricted common stock. We recorded stock-based compensation expense in the following expense categories of our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Research and development expenses	$12,405	$9,316	$4,301
General and administrative expenses	12,047	8,541	4,111
Total	$24,452	$17,857	$8,412

The following table summarizes our unrecognized stock-based compensation expense by type of awards and the weighted-average period over which that expense is expected to be recognized:

	Unrecognized Expense (in thousands)	Weight-average Recognition Period (in years)
Type of award:
Time-based stock options	37,088	2.42
Performance-based stock options	1,702	*
Restricted stock units	5,165	1.31

* Performance-based stock options are recorded as expense beginning when vesting events are determined to be probable.

11. Income taxes

For the years ended December 31, 2022, 2021 and 2020, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to the uncertainty of realizing a benefit from those items. All of our operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.1)	(6.7)	(7.0)
Federal and state research and development tax credits	(2.3)	(2.4)	(4.2)
Stock-based compensation expense	0.9	(1.7)	(2.6)
Other	—	—	—
Change in deferred tax asset valuation allowance	28.5	31.8	34.8
Effective income tax rate	—%	—%	—%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$89,546	$79,607
Research and development tax credit carryforwards	15,368	12,157
Operating lease liability	22,322	22,082
Capitalized research and development costs	20,005	—
Other	10,359	6,386
Total deferred tax assets	157,600	120,232
Deferred tax liabilities:
Operating lease right-of-use assets	(16,176)	(17,797)
Property and equipment	(3,566)	(3,533)
Total deferred tax liabilities	(19,742)	(21,330)
Valuation allowance	(137,858)	(98,902)
Net deferred tax assets	$—	$—

As of December 31, 2022, we had federal net operating loss carryforwards of $328.2 million, which may be available to offset future taxable income, of which $8.2 million of the total net operating loss carryforwards expire at various dates beginning in 2036, while the remaining $320.0 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2022, we had state net operating loss carryforwards of $326.5 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. In addition, as of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $10.4 million and $6.2 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2033, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income and tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. We have performed an analysis of ownership changes through December 31, 2021. Based on this analysis, we believe that $0.7 million of our tax attributes will expire unutilized due to Section 382 limitations. If we experience any ownership changes subsequent to the effective date of our most recent analysis, utilization of the net operating loss carryforwards or research and development tax credit carryforwards may be subject to incremental annual limitations.

We have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets, which consist primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered our history of cumulative net losses incurred since inception, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that we will not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. We reevaluate the positive and negative evidence at each reporting period.

The changes in the valuation allowance for deferred tax assets during the year ended December 31, 2022 and 2021 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards. The changes in the valuation allowance for 2022 and 2021 were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Valuation allowance as of beginning of year	$98,902	$60,968
Increases recorded to income tax provision	38,956	37,934
Valuation allowance as of end of year	$137,858	$98,902

We assess the uncertainty in our income tax positions to determine whether a tax position of ours is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No reserve for uncertain tax positions or related interest and penalties have been recorded at December 31, 2022 and 2021.

We file income tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. We are open to future tax examination under statute from 2019 to the present. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state tax authorities to the extent utilized in a future period.

Section 174 of the Tax Cuts and Jobs Act of 2017, or the Tax Act, requires taxpayers to capitalize and amortize research and development costs for the tax years beginning after December 31, 2021. For the year ended December 31, 2022, the capitalization and amortization of research and development costs resulted in a $73.2 million reduction of federal and state net operating loss carryforwards. In accordance with Section 174 of the Tax Act, we will amortize research and development costs for tax purposes over 5 years for costs of research and development performed in the U.S. and over 15 years for costs of research and development performed outside the U.S.

12. License agreements

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

During each of the years ended December 31, 2022, 2021, and 2020, we recorded research and development expense of less than $0.1 million under this agreement.

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

Unless terminated earlier, the agreement will continue until the last-to-expire valid claim of the licensed patents. UMass may terminate the agreement if we fail to perform our material obligations, including but not limited to our failure to meet the applicable performance milestones despite using commercially reasonable efforts, and have not remediated such deficiency within a specified time period or negotiated a revised performance timeline. UMass can terminate the agreement if we fail to make any payments within a specified period after receiving written notice of such failure, or in the event of a material breach by us and failure to cure such breach within a certain period of time. We are currently in compliance with the terms of the agreement. We can voluntarily terminate the agreement with prior notice to UMass. As of December 31, 2022, we have paid the first milestone for the issuance of the first patent in the licensed patent application family, and we have recorded no royalty or other milestone liabilities under the UMass Agreement.

During each of the years ended December 31, 2022,  2021, and 2020, we recorded research and development expense of less than $0.1 million under this agreement.

Other license agreements

We have other license agreements under which we may become subject to future additional fees and milestone payments.

13. Commitments and contingencies

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

14. Net loss per share

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

	December 31,
	2022	2021	2020
Unvested restricted common stock	—	11,083	678,135
Unvested restricted common stock units	959,521	13,120	19,681
Stock options to purchase common stock	8,827,322	6,205,088	5,241,770
Total	9,786,843	6,229,291	5,939,586

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: February 23, 2023	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., MBA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoff McDonough	President, Chief Executive Officer and Director	February 23, 2023
Geoff McDonough, M.D.	(Principal Executive Officer)

/s/ Matthew Norkunas	Chief Financial Officer	February 23, 2023
Matthew Norkunas, M.D., MBA	(Principal Financial and Accounting Officer)

/s/ Dannielle Appelhans	Director	February 23, 2023
Dannielle Appelhans

/s/ Gustav Christensen	Director	February 23, 2023
Gustav Christensen

/s/ Ron H.W. Cooper	Director	February 23, 2023
Ron H.W. Cooper

/s/ Jeffrey Jonas	Director	February 23, 2023
Jeffrey Jonas, M.D.

/s/ Donald Nicholson	Director	February 23, 2023
Donald Nicholson, Ph.D.

/s/ Anthony Quinn	Director	February 23, 2023
Anthony Quinn, M.B. Ch.B., Ph.D.

/s/ Jason Rhodes	Director	February 23, 2023
Jason Rhodes

/s/ Charles Rowland	Director	February 23, 2023
Charles Rowland

/s/ Catherine Stehman-Breen	Director	February 23, 2023
Catherine Stehman-Breen, M.D.