Form 10-Q
period 2023-03-31
Generation Bio Co.
filed 2023-05-10
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023 there were 65,674,928 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the potential achievement of milestones and receipt of payments under our collaboration with ModernaTX, Inc.;
●	our ability to enter into additional collaborations with third parties or obtain additional funding;
●	our ability to find one or more third parties to assume our lease or sublease the property in Waltham, MA;
●	the potential advantages of our non-viral genetic medicine platform;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for any product candidates we may develop;
●	our estimates regarding the potential addressable patient populations for our programs;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our objectives;
●	the residual impact of the COVID-19 pandemic and our response to the pandemic;
●	the impact of government laws and regulations;
●	our competitive position and our expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available; and

●	developments and expectations regarding developments and projections relating to our competitors and our industry.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$95,650	$93,171
Marketable securities	192,999	185,920
Collaboration receivable	47,500	—
Tenant receivable	1,814	395
Prepaid expenses and other current assets	6,770	7,530
Total current assets	344,733	287,016
Property and equipment, net	22,030	22,215
Operating lease right-of-use assets	57,945	59,208
Restricted cash	5,692	5,692
Deferred offering costs	434	434
Other long-term assets	583	1,699
Total assets	$431,417	$376,264
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,504	$662
Accrued expenses and other current liabilities	7,647	11,402
Deferred revenue	5,681	—
Operating lease liability	7,905	7,086
Total current liabilities	22,737	19,150
Deferred revenue, net of current portion	55,085	—
Operating lease liability, net of current portion	74,456	74,621
Total liabilities	152,278	93,771
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2023 and December 31, 2022; 65,535,663 and 59,505,437 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	755,957	727,335
Accumulated other comprehensive income	34	(83)
Accumulated deficit	(476,859)	(444,765)
Total stockholders’ equity	279,139	282,493
Total liabilities and stockholders’ equity	$431,417	$376,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$22,000	$25,554
General and administrative	12,866	9,790
Total operating expenses	34,866	35,344
Loss from operations	(34,866)	(35,344)
Other income:
Other income and interest income, net	2,772	345
Net loss and net loss attributable to common stockholders	$(32,094)	$(34,999)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.61)
Weighted average common shares outstanding, basic and diluted	60,230,077	56,996,495
Comprehensive loss:
Net loss	$(32,094)	$(34,999)
Other comprehensive loss:
Unrealized gains on marketable securities	117	—
Comprehensive loss	$(31,977)	$(34,999)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
	Three Months Ended March 31, 2023
Balances at December 31, 2022	59,505,437	$6	$727,335	$(83)	$(444,765)	$282,493
Issuance of common stock in connection with the Moderna Agreement	5,859,375	1	22,555	—	—	22,556
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Vesting of restricted common stock	170,851	—	(199)	—	—	(199)
Stock-based compensation expense	—	—	6,266	—	—	6,266
Unrealized gains on marketable securities	—	—	—	117	—	117
Net loss	—	—	—	—	(32,094)	(32,094)
Balances at March 31, 2023	65,535,663	$7	$755,957	$34	$(476,859)	$279,139

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
	Three Months Ended March 31, 2022
Balances at December 31, 2021	56,969,618	$6	$689,866	$—	$(308,126)	$381,746
Issuance of common stock upon exercise of stock options	21,787	—	102	—	—	102
Vesting of restricted common stock	12,723	—	—	—	—	—
Stock-based compensation expense	—	—	6,066	—	—	6,066
Unrealized losses on marketable securities	—	—	—	—	—	—
Net loss	—	—	—	—	(34,999)	(34,999)
Balances at March 31, 2022	57,004,128	$6	$696,034	$—	$(343,125)	$352,915

The accompanying notes are an integral part of these condensed consolidated financial statements

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,094)	$(34,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,266	6,066
Depreciation and amortization expense	1,330	1,197
Amortization (accretion) of premium (discount) on marketable securities, net	(2,101)	—
Loss on sale of property and equipment	24	28
Changes in operating assets and liabilities:
Collaboration receivable	(47,500)	—
Tenant receivable	(1,419)	—
Prepaid expenses and other current assets	761	(531)
Operating lease right-of-use assets	1,263	2,260
Other noncurrent assets	1,115	(5,176)
Accounts payable	816	(684)
Accrued expenses and other current liabilities	(4,292)	(3,407)
Deferred revenue	47,500	—
Operating lease liability	654	(189)
Net cash used in operating activities	(27,677)	(35,435)
Cash flows from investing activities:
Purchases of property and equipment	(755)	(2,784)
Purchases of marketable securities	(87,861)	—
Maturities of marketable securities	83,000	—
Net cash used in investing activities	(5,616)	(2,784)
Cash flows from financing activities:
Payment of share issuance costs	(29)	(50)
Proceeds from issuance of common stock in connection with the Moderna Agreement	36,000	—
Proceeds from exercise of stock options and other types of equity, net	—	102
Tax withholding payments related to net share settlements of restricted stock units	(199)	—
Net cash provided by financing activities	35,772	52
Net increase (decrease) in cash, cash equivalents and restricted cash	2,479	(38,167)
Cash, cash equivalents and restricted cash at beginning of period	98,863	380,837
Cash, cash equivalents and restricted cash at end of period	$101,342	$342,670
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$438	$1,928
Unrealized gains on marketable securities	$117	$—
Issuance costs included in accrued expenses	$149	$—

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as payments pursuant to our collaboration with ModernaTX, Inc., or Moderna. We have incurred recurring losses, including net losses of $32.1 million for the three months ended March 31, 2023 and $35.0 million for the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $476.9 million. We expect to continue to generate operating losses in the foreseeable future. As of May 10, 2023, the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

We will need to obtain additional funding through public or private equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into additional collaborative or strategic alliances or licensing arrangements. The terms of any financing may adversely affect the holdings or the rights of our stockholders. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or programs. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, pipeline expansion or commercialization efforts, which could adversely affect our business prospects. Although management will continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations when needed or at all.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or any other period.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. We believe that we are not exposed to significant credit risk due to the financial strength of the national depository institutions in which our cash, cash equivalents, and marketable securities are held. We maintain our cash equivalents in money market funds that invest in U.S. treasury securities.  We have adopted an investment policy that limits the amounts that we may invest in the securities of a single issuer with the exclusion of the U.S. government. We have not experienced any credit losses.

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

Revenue Recognition

We enter into collaboration agreements that are within the scope of ASC Topic 606, “Revenue from Contracts with Customers”, or ASC 606, under which we license rights to certain of our potential product candidates and perform research and development services. The terms of these contracts typically include payment of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, regulatory, and commercial milestone payments; royalties on net sales of licensed products, and a premium or discount on the sale of our common stock.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for contracts determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer.

The promised goods or services in our arrangements typically consist of license rights to our intellectual property and research and development services. We provide options to additional items in the contract, which will be accounted for as separate contracts if and when the other party elects to exercise such options, unless the option provides a material right to such party. We evaluate the other party’s options for material rights, or options to acquire additional goods or services for free or at a discount. If the other party’s options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the contract. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the other party and are considered distinct when (i) the other party can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the other party to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each contract that includes variable consideration, we evaluate the number of potential payments and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Our contracts include development, regulatory, and commercial milestone payments that will be assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within our control or the counterparty’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such development, regulatory, and commercial milestones and any related constraint, and if necessary, we adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment. To date, we have not recognized any consideration related to the achievement of development, regulatory, or commercial milestone revenue resulting from our collaboration contracts.

For contracts that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any consideration related to sales-based royalty revenue resulting from our collaboration contract.

We allocate the transaction price based on the estimated stand-alone selling price of each of the performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, we utilize comparable transactions, clinical trial success probabilities, and estimates of option exercise likelihood. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts we would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations that consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

As of March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$192,965	$38	$(4)	$192,999

As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$186,003	$13	$(96)	$185,920

As of March 31, 2023 and December 31, 2022, our marketable securities consisted of investments that mature within one year.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at March 31, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$48,960	$—	$—	$48,960
Marketable securities:
U.S. treasury securities	—	192,999	—	192,999
Totals	$48,960	$192,999	$—	$241,959

	Fair Value Measurements at December 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$77,010	$—	$—	$77,010
Marketable securities:
U.S. treasury securities	—	185,920	—	185,920
Totals	$77,010	$185,920	$—	$262,930

4. Collaboration and License Agreement

Moderna Collaboration and License Agreement

In March 2023, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Moderna to collaborate on developing treatments for certain diseases by targeting delivery of nucleic acids to liver cells and certain cells outside of the liver.

Under the Collaboration Agreement, the parties have agreed to collaborate on preclinical research programs relating to lipid nanoparticle, or LNP, delivery systems and nucleic acid payloads, with each party obtaining certain rights to intellectual property used in and arising out of such research programs. Each party will be solely responsible for its own clinical development and commercialization of products under the Collaboration Agreement. Moderna will reimburse us for the internal and external costs incurred by us in conducting the research programs, to the extent consistent with such research plans and budgets.

Moderna has exclusive options, upon payment of option exercise fees, to obtain worldwide, exclusive, sublicensable licenses under specified company intellectual property to develop, manufacture and commercialize (a) products comprising LNP delivery systems and nucleic acid payloads that are directed to (i) up to two liver targets, (ii) up to two non-liver targets and (iii) a third liver or non-liver target and (b) “Exclusive Targets,” which are Independent Program Products (as defined below) that include messenger RNA, or mRNA ,that are directed to gene and protein targets in any of certain agreed-upon cell types, referred to as the Cell Target Types. Subject to the our exclusivity obligations described below, each party has granted to the other a worldwide, non-exclusive, sublicensable license under certain LNP-related intellectual property arising out of the non-liver ctLNP program, or the Joint Collaboration ctLNP Intellectual Property, to develop, manufacture and commercialize products comprising LNP delivery systems and nucleic acid payloads directed to gene and protein targets in any of the Cell Target Types, or Independent Program Products.

Each party is obligated to use commercially reasonable efforts to complete the activities assigned to it under the research plans, and Moderna is further obligated to use commercially reasonable efforts to develop, seek regulatory approval for and commercialize at least one product directed to each target for which Moderna exercises its exclusive license option in at least one indication in the United States and in specified European countries.

We have agreed not to, directly or indirectly, alone or with, for or through any third party, develop, manufacture, commercialize or exploit (a) products containing mRNA that are directed to any of the Cell Target Types, during an agreed-upon exclusivity period, which may be extended by payment of extension fees, (b) products directed to any liver target or non-liver target during the option periods for those targets, (c) products directed to any liver target or non-liver target for which Moderna has exercised its exclusive license option or (d) products containing mRNA that are directed to any Exclusive Target for which Moderna has exercised its exclusive license option.

Under the terms of the Collaboration Agreement, in April 2023, Moderna made an upfront payment to us of $40.0 million, as well as $7.5 million in prepaid research funding. In addition, we are eligible to receive up to $1.8 billion in milestone payments upon the achievement of specified development, regulatory, commercial, and sales milestone events, research term extension fees and exclusivity extension fees. Subject to reductions in specified circumstances, we will also be entitled to receive tiered royalties: (i) ranging from high-single-digits to low-double-digits on sales of licensed products that are directed to any liver target or non-liver target with respect to which Moderna has exercised its exclusive license option, and (ii) in the single digits on sales of Independent Program Products, including the exclusively licensed Independent Program Products directed to the Exclusive Targets. In consideration for the non-exclusive license granted by Moderna to us under the Joint Collaboration ctLNP Intellectual Property, we have agreed to pay Moderna tiered royalties in the single digits on sales of Independent Program Products that include mRNA, subject to reductions in specified circumstances. Royalties will be paid by each party, on a licensed product-by-licensed product and country-by-country basis, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; or (iii) ten (10) years after the first commercial sale of the applicable licensed product..

In addition, in connection with the execution of the Collaboration Agreement, we entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Moderna, pursuant to which we issued and sold 5,859,375 shares of our common stock to Moderna, at a price of $6.14 per share, for an aggregate purchase price of $36.0 million, which closed concurrently with the execution of the Collaboration Agreement. Under the Share Purchase Agreement, Moderna has the right, subject to certain terms and conditions, to purchase up to 3.06% of the outstanding shares of our common stock (on a post-closing basis) in connection with a future equity financing of at least $25.0 million by us.

Moderna Agreement Assessment

We assessed the promised goods and services under the Collaboration Agreement, in accordance with ASC 606. At inception, the Collaboration Agreement included one combined performance obligation, which includes the license to the ctLNP technology to target indications outside of the liver and the related research services to develop such technology, as the two items are not distinct in context of the contract.  The Collaboration Agreement also provides Moderna with options to receive additional research services and options to receive exclusive licenses. The options to receive exclusive licenses allow Moderna to develop and commercialize product candidates that utilize our ctLNP and ceDNA technology for targets within the liver, as well as utilizing the ctLNP technology to be developed as part of the Collaboration Agreement and our ceDNA technology for targets outside the liver. These options are considered to be a priced at a discount to its standalone selling price and therefore are considered to be material rights.

The transaction price will initially include the $40.0 million upfront fee, the premium paid over the fair value of the common stock of $13.3 million in connection with shares issued and sold to Moderna under the Share Purchase Agreement, and the estimated revenue associated with the payment for research services, including $7.5 million in prepaid research services. We utilized the expected amount method to determine the amount of reimbursement for these activities. We utilized the most likely amount method to determine the amount of consideration to include in the transaction price related to any variable consideration related to exclusivity fees, and milestones, and the royalty payments are constrained based on the royalty constraint.  No amounts are included in the transaction price related to these elements.

The transaction price was allocated to the performance obligation and material rights based on the relative estimated standalone selling prices of each element, over which management has applied significant judgment. We developed the estimated standalone selling price for combined performance obligation and each of the options to receive licenses primarily based on the probability-weighted present value of expected future cash flows associated with each license related to each specific program and an estimate of the costs to provide services including a reasonable return. In developing such estimate, we also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, the probability of success and the time needed to commercialize a product candidate pursuant to the associated license.

We measure proportional performance of the combined performance obligation over time using an input method based on cost incurred relative to the total estimated costs on a quarterly basis by determining the proportion of effort incurred as a percentage of total effort we expect to expend. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. All allocated consideration for the material rights is deferred until such time that Moderna exercises its options or the right to exercise the options expires. Upon exercise, we will determine the appropriate revenue recognition methodology and any other implications on the accounting treatment for the arrangement.

As of March 31, 2023, no services have been performed under the combined performance obligation and therefore no amounts have been recognized.  As of March 31, 2023, we recorded $5.7 million and $55.1 million as deferred revenue and deferred revenue, net of current portion, respectively, on our condensed consolidated balance sheet.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Laboratory equipment	$13,595	$13,619
Computer equipment and software	1,262	1,189
Furniture and fixtures	1,146	1,146
Leasehold improvements	20,786	20,786
Construction in progress	1,068	13
	37,857	36,753
Less: Accumulated depreciation and amortization	(15,827)	(14,538)
Total	$22,030	$22,215

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $1.3 million and $1.2 million, respectively.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Accrued employee compensation and benefits	$3,015	$7,970
Accrued external research and development expenses	2,406	1,959
Accrued professional fees	1,253	1,047
Property and equipment	388	—
Other	585	426
Total	$7,647	$11,402

7. Equity

As of March 31, 2023, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of May 10, 2023, the issuance date of these condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million.

In March 2023, in connection with the Share Purchase Agreement with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million. For additional information, refer to Note 4, Collaboration and License Agreements.

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

As of March 31, 2023, 1,207,324 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the three months ended March 31, 2023, we granted time-based options to certain employees for the purchase of an aggregate of 1,365,391 shares of common stock with a weighted average grant date fair value of $3.68 per share that vest over a weighted average period of approximately four years.

Restricted stock units

During the three months ended March 31, 2023, we issued 695,595 restricted stock units with a fair value of $3.3 million that vest over a weighted average period of approximately 3.9 years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock authorized for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2021, 2022, and 2023, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 481,231 shares to 950,931 shares, from 950,931 shares to 1,520,738 shares, and from 1,520,738 shares to 2,115,792 shares, respectively. As of March 31, 2023, 1,933,830 shares remained available for issuance under the 2020 ESPP.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development expenses	$2,855	$3,151
General and administrative expenses	3,411	2,915
Total	$6,266	$6,066

As of March 31, 2023, total unrecognized compensation cost related to unvested time-based stock options and restricted stock units was $42.6 million, with $35.8 million expected to be recognized over a weighted average period of 2.9 years and $6.8 million expected to be recognized over a weighted average period of 2.3 years, respectively. Additionally, as of March 31, 2023, we had unrecognized compensation cost related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable of $1.7 million.

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the three months ended March 31, 2023.

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

	March 31,
	2023	2022
Unvested restricted stock units	1,411,002	1,537,744
Stock options to purchase common stock	10,032,920	8,473,696
Total	11,443,922	10,011,440

11. Related Parties

In March 2023, we entered into the Collaboration Agreement with Moderna. In connection with the Share Purchase Agreement, we issued and sold 5,859,375 shares of our common stock to Moderna, which resulted in Moderna becoming the beneficial owner of 8.9% of our outstanding common stock and a related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. It should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and related notes appearing in our most recently filed Annual Report on Form 10-K, or Annual Report, with the Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, in our Annual Report and in the other documents filed with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We are advancing a broad portfolio of programs, including programs for rare and prevalent diseases of the liver. We are focused on diseases with significant unmet need for which our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current gene therapy approaches. We are initially prioritizing rare monogenic diseases that result from mutations in a single gene , and which can be treated by delivering our ceDNA cargo to cells of the liver, called hepatocytes. We are focusing on indications like hemophilia A, which is our lead program, that have well-established biomarkers and clear clinical and regulatory pathways. We are at the preclinical research stage, and are currently optimizing our ctLNPs to improve hepatocyte delivery to treat hemophilia A and other rare monogenic diseases. The biodistribution of our ctLNPs is driven by biological targeting molecules called ligands, which we believe will enable selective delivery to hepatocytes and ultimately to other cell types and tissues. We plan to expand our portfolio to include programs based on cell-targeted delivery of ceDNA to immune cells, tumors, retina, skeletal muscle, and to the central nervous system, or CNS, by developing discrete ctLNPs specifically engineered to reach each of these cell types or tissues.

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

We also believe that our platform may be used to develop other therapeutic modalities and are exploring ways to apply our platform technologies. For example, we are conducting early research into the development of potential ceDNA-based vaccines using our proprietary vaccine-optimized ctLNPs. We believe that, compared to currently approved messenger RNA, or mRNA, vaccines, ceDNA-ctLNP vaccines could enable improved immune responses, more durable protection, and could be stored at ambient temperatures, potentially allowing for greater shelf stability than currently approved mRNA-LNP vaccines, which currently must be stored at very low temperatures, limiting distribution.

In July 2021, we entered into a lease agreement to build out a current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility, or the Seyon Facility, in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. Following additional process development of RES, we decided to transition from building out the cGMP-compliant manufacturing facility to utilizing an external cleanroom for manufacturing, and consequently, we are seeking one or more third parties to assume our lease or sublease the property. We have entered into an agreement with an external cleanroom facility at which we expect to manufacture cGMP-compliant clinical and initial commercial supply of ceDNA using RES that will allow us to retain control over personnel, quality, infrastructure and process. Additionally, we may enter into agreements with contract manufacturing organizations, or CMOs, to provide further manufacturing capacity.

In March 2023, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with ModernaTX, Inc., or Moderna, to collaborate on developing treatments for certain diseases by targeting delivery of nucleic acids to liver cells and certain cells outside of the liver. Under the Collaboration Agreement, the parties have agreed to collaborate on preclinical research programs relating to lipid nanoparticle, or LNP, delivery systems and nucleic acid payloads, with each party obtaining certain rights to intellectual property used in and arising out of such research programs.

The research programs will be conducted pursuant to research plans and associated research budgets established by governance committees formed by the parties. Moderna will reimburse us for the internal and external costs we incur in conducting the research programs, to the extent consistent with such research plans and budgets. Each party will be solely responsible for its own clinical development and commercialization of products under the Collaboration Agreement.

In addition, Moderna has exclusive options, upon payment of option exercise fees, to obtain worldwide, exclusive, sublicensable licenses under certain of our specified intellectual property to develop, manufacture and commercialize (a) products comprising LNP delivery systems and nucleic acid payloads that are directed to (i) up to two liver targets, (ii) up to two agreed-upon non-liver targets and (iii) a third liver or non-liver target and (b) products comprising LNP delivery systems that include mRNA that are directed to gene and protein targets in any of the agreed-upon immune cell types, or Cell Targets Types.

Under the terms of the Collaboration Agreement, April 2023, Moderna made an upfront payment to us of $40.0 million, as well as $7.5 million in prepaid research funding. In addition, we are eligible to receive up to $1.8 billion in milestone payments upon the achievement of specified development, regulatory, commercial, and sales milestone events, research term extension fees and exclusivity extension fees. Subject to reduction in specified circumstances, we will also be entitled to receive tiered royalties: (i) ranging from high-single-digits to low-double-digits on sales of licensed products that are directed to the liver targets and non-liver targets with respect to which Moderna has exercised its exclusive license  options, and (ii) in the single digits on sales of Independent Program Products, including the exclusively licensed Independent Program Products. In consideration for the non-exclusive license granted by Moderna to us under the LNP-related intellectual property arising out of the research program focused on the discovery and development of ctLNPs directed to agreed-upon immune cell types, we have agreed to pay Moderna tiered royalties ranging from low-single-digits to mid-single-digits on sales of Independent Program Products that include mRNA, subject to reductions in specified circumstances.

In connection with the execution of the Collaboration Agreement, we entered into a Share Purchase Agreement with Moderna, pursuant to which we issued and sold 5,859,375 shares of our common stock to Moderna, at a price of $6.14 per share, for an aggregate purchase price of $36.0 million, which closed concurrently with the execution of the Collaboration Agreement. In addition, under the Share Purchase Agreement, Moderna has the right, subject to certain terms and conditions, to purchase up to 3.06% of the outstanding shares of our common stock (on a post-closing basis) in connection with a future equity financing of at least $25.0 million by us. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreements.

Since our inception in October 2016, we have focused substantially all of our resources on building our non-viral genetic medicine platform, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. As of March 31, 2023, we recorded $5.7 million and $55.1 million as deferred revenue and deferred revenue, net of current portion, respectively, on our condensed consolidated balance sheet. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as payments pursuant to our collaboration with Moderna. In June 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of May 10, 2023, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. In March 2023, in connection with the Share Purchase Agreement entered into with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the three months ended March 31, 2023 and 2022, we reported net losses of $32.1 million and $35.0 million, respectively. As of March 31, 2023, we had an accumulated deficit of $476.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●	continue our current research programs and conduct additional research programs, including pursuant to our collaboration with Moderna;
●	expand the capabilities of our proprietary non-viral genetic medicine platform;
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company;
●	establish additional manufacturing sources and secure supply chain capacity sufficient to provide necessary quantities of any product candidates we may develop for clinical or commercial use;
●	hire additional clinical, regulatory and scientific personnel;
●	advance any product candidates we identify into preclinical and clinical development;
●	seek marketing approvals for any product candidates that successfully complete clinical trials; and
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements, including our collaboration with Moderna. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements when needed or on terms acceptable to us, we would be required to delay, limit, reduce or terminate our product development or future commercialization of one or more of our product candidates.

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

COVID-19

The COVID-19 pandemic has and will continue to present a public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. We, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, continue to closely monitor the impact of the COVID-19 pandemic on our and their operations. Additionally, we have taken steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our critical products and services.

We also continue to closely monitor the ongoing impact and effects of the COVID-19 pandemic on our employees and our other business operations. In an effort to provide a safe work environment for our employees, we have maintained our increased cadence of sanitization of our office and lab facilities and a company policy requiring COVID-19 vaccinations for all employees, with certain limited exceptions.

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

Components of Our Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs, which include:

●	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;
●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants, contractors and CROs, and regulatory agency fees;

●	the cost of developing and scaling our manufacturing process and capabilities and manufacturing drug substance and drug product for use in our research and preclinical studies, including under agreements with third parties, such as consultants, contractors and contract development organizations, or CDOs;
●	laboratory supplies and research materials;
●	facilities, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

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

Our external research and development expenses consist of costs that include fees and other costs paid to consultants, contractors, CDOs and CROs in connection with our research, preclinical and manufacturing activities. We do not allocate our research and development costs to specific programs because costs are deployed across multiple programs and our platform and, as such, are not separately classified. We expect that our research and development expenses will increase substantially as we advance our programs into clinical development and expand our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

●	the timing and progress of preclinical studies, including investigational new drug, or IND , -enabling studies;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete preclinical and clinical development of our product candidates;
●	the timing of the submission and acceptance of IND applications or comparable foreign applications that allow commencement of future clinical trials for our product candidates;
●	the successful initiation, enrollment and completion of clinical trials, including under Good Clinical Practices;
●	our ability to achieve positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended patient populations of any product candidates we may develop;
●	our ability to scale RES to produce clinical and initial commercial supply;
●	our ability to establish arrangements with third-party manufacturers for preclinical and clinical supply;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to establish new licensing or collaboration arrangements;
●	the receipt and related terms of regulatory approvals from the U.S. Food and Drug Administration and other applicable regulatory authorities;
●	our ability to establish, obtain, maintain, enforce and defend patent, trademark, trade secret protection and other intellectual property rights or regulatory exclusivity for any product candidates we may develop and our technology;

●	our ability to maintain a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval; and
●	the terms and timing of any existing or future collaboration, license or other arrangement, including the terms and timing of any achievement of milestones and the receipt of payments thereunder.

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

Other income and interest income, net

Other income and interest income, net consists of interest income earned on our invested cash balances and other miscellaneous income unrelated to our core operations.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	2023 vs 2022
Operating expenses:
Research and development	$22,000	$25,554	$(3,554)
General and administrative	12,866	9,790	3,076
Total operating expenses	34,866	35,344	(478)
Loss from operations	(34,866)	(35,344)	478
Other income:
Other income and interest income, net	2,772	345	2,427
Net loss	$(32,094)	$(34,999)	$2,905

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	2023 vs 2022
Personnel-related	$7,277	$7,746	$(469)
Preclinical and manufacturing	4,801	4,641	160
Facilities-related	3,359	5,339	(1,980)
Stock-based compensation	2,855	3,151	(296)
Lab supplies	824	1,479	(655)
Consulting and professional services	603	1,010	(407)
Other	2,281	2,188	93
Total research and development expenses	$22,000	$25,554	$(3,554)

Research and development expenses were $22.0 million for the three months ended March 31, 2023, compared to $25.6 million for the three months ended March 31, 2022. The decrease in facilities-related costs of $2.0 million was primarily driven by our decision to transition from building out the Seyon Facility, to utilizing an external cleanroom facility for manufacturing cGMP-compliant clinical and initial commercial supply of ceDNA using RES after achieving increased scalability of the RES development process in the second half of 2022. The decrease in lab supplies of $0.7 million was driven primarily by the timing of supply purchases.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	2023 vs 2022
Personnel-related	$4,281	$4,057	$224
Stock-based compensation	3,411	2,915	496
Professional and consultant fees	2,125	2,049	76
Facilities-related	2,420	126	2,294
Other	629	643	(14)
Total general and administrative expenses	$12,866	$9,790	$3,076

General and administrative expenses were $12.9 million for the three months ended March 31, 2023, compared to $9.8 million for the three months ended March 31, 2022. The increase in facilities-related costs of $2.3 million was primarily driven by rent expense related to the Seyon Facility after our decision to transition from the Seyon Facility to utilizing an external cleanroom facility for manufacturing cGMP-compliant clinical and initial commercial supply of ceDNA using RES in the second half of 2022. The increases in stock-based compensation costs and personnel-related costs of $0.5 million and $0.2 million, respectively, were primarily a result of increases in equity award grants and increases employee compensation to support our general and administrative function.

Other income and interest income, net

Other income and interest income, net for the three months ended March 31, 2023 was $2.8 million, as compared to other income and interest income, net of $0.3 million for the three months ended March 31, 2022. The increase in other income and interest income, net during the three months ended March 31, 2023 was primarily due to an increase of interest earned on our invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. To date, we have not received recognized any revenue under the Collaboration Agreement with Moderna. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as payments pursuant to our collaboration with Moderna. In June 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million, after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of May 10, 2023, the issuance date of the condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. In March 2023, in connection with the Share Purchase Agreement with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $288.6 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(27,677)	$(35,435)
Net cash used in investing activities	(5,616)	(2,784)
Net cash provided by financing activities	35,772	52
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,479	$(38,167)

Operating activities

During the three months ended March 31, 2023, operating activities used $27.7 million of cash, primarily resulting from our net loss of $32.1 million and cash used in the changes in our operating assets and liabilities of $1.1 million, offset by the net of non-cash charges of $5.5 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted of a $47.5 million increase of collaboration receivable, as offset by a $47.5 million increase of deferred revenue, a $1.1 million decrease of other noncurrent assets, a $1.3 million decrease in operating lease right-of-use assets, a $3.5 million decrease of accrued expense and other current liabilities and accounts payable, a $0.8 million decrease in prepaid expenses and other current assets, a $0.7 million increase in operating lease liability and a $1.4 million increase in tenant receivable.

During the three months ended March 31, 2022, operating activities used $35.4 million of cash, primarily resulting from our net loss of $35.0 million and cash used in the changes in our operating assets and liabilities of $7.7 million, offset by non-cash charges of $7.3 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted of a $5.2 million increase in other noncurrent assets, a $2.3 million decrease in operating lease right-of-use assets, a $4.1 million decrease of accrued expense and other current liabilities and accounts payable, a $0.2 million decrease in operating lease liability, and a $0.5 million increase in prepaid expenses and other current assets.

Changes in accounts payable, accrued expenses and other current liabilities, prepaid expenses, and other long-term assets in the periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2023, net cash used in investing activities was $5.6 million, primarily due to an increase in purchases of marketable securities of $87.9 million and property and equipment of $0.8 million during the period, offset by $83.0 million in maturities of marketable securities. During the three months ended March 31, 2022, net cash used in investing activities was $2.8 million, due to an increase in purchases of property and equipment during the period. Property and equipment purchases during the three months ended March 31, 2023 and 2022 were primarily related to leasehold improvements and lab equipment for our facility in Cambridge, Massachusetts.

Financing activities

During the three months ended March 31, 2023, net cash provided by financing activities was $35.8 million, consisting primarily of net proceeds from the sale and issuance of our common stock to Moderna, offset by payments for repurchase of common stock for employee tax withholdings. During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million, primarily consisting of proceeds from the exercise of common stock options during the period.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and initiate clinical trials for our product candidates in development. The timing and amount of our operating expenditures will depend largely on:

●	the identification of additional research programs and product candidates;
●	the scope, progress, costs and results of preclinical and clinical development for any product candidates we may develop;
●	our research and development costs and the amounts we receive as reimbursement and milestone payments under our collaboration with Moderna;

●	the costs, timing and outcome of regulatory review of any product candidates we may develop;
●	the cost and timing of completion of commercial-scale manufacturing activities, including the costs and resources required to manufacture our drug substance and drug product using external cleanroom facilities and/or CMOs;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates we may develop for which we receive marketing approval;
●	the costs and scope of the continued development of our non-viral genetic medicine platform;
●	the costs of satisfying any post-marketing requirements;
●	the revenue, if any, received from commercial sales of product candidates we may develop for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting applications for patents, obtaining, maintaining, defending and enforcing our intellectual property rights and defending against any intellectual property-related claims, including claims of infringement, misappropriation or other violation of third-party intellectual property;
●	the costs of operational, financial and management information systems and associated personnel;
●	the associated costs in connection with any acquisition of in-licensed products, intellectual property and technologies; and
●	the costs of operating as a public company.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditures into 2025. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although we may receive potential future payments under our collaboration with Moderna, we do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect the holdings or the rights of our common stockholders.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Management has determined that our most critical accounting policies are those relating to accrued research and development expenses, stock-based compensation, and revenue recognition.

Except for the addition of Revenue Recognition, during three months ended March 31, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes included in our Annual Report.

Revenue Recognition

We enter into collaboration agreements that are within the scope of ASC Topic 606, “Revenue from Contracts with Customers”, or ASC 606, under which we license rights to certain of our potential product candidates and perform research and development services.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for contracts determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer. For a further discussion, please see Note 2 – Revenue Recognition.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable securities of $193.0 million as of March 31, 2023. During the three months ended March 31, 2023, we recognized $2.8 million in interest earned on our invested cash balances and we did not record any impairment charges to our marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A Risk Factors in our Annual Report, which could materially affect our business, financial condition, or future results.

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold a portion of cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

For example, on March 10, 2023, SVB and Signature Bank were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. While we believe that we are not exposed to significant credit risk due to the financial strength of the national depository institutions in which our cash, cash equivalents, and marketable securities are held, if the financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

We also maintain investment accounts in which we hold our investments and, if access to the funds we use for working capital and operating expenses is impaired, we may not be able to open new operating accounts or to sell investments or transfer funds from our investment accounts to new operating accounts on a timely basis sufficient to meet our operating expense obligations.

We have entered into, and we may continue to enter into, collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

In March 2023, we entered into the Collaboration Agreement with Moderna, to collaborate on developing treatments for certain diseases by targeting delivery of nucleic acids to liver cells and certain cells outside of the liver utilizing our ctLNP proprietary platform. We may seek in the future additional third-party collaborators for the research, development and commercialization of certain of the product candidates we may develop. However, we have agreed to certain exclusivity provisions that limit our ability to develop, manufacture, commercialize or exploit certain products we develop pursuant to the Collaboration Agreement or against certain targets set forth in the Collaboration Agreement and, as a result, could limit our ability to into additional third-party collaborations. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. For example, while Moderna has agreed to use commercially reasonable efforts to complete the activities assigned to it under the research plans set forth in the Collaboration Agreement, we cannot control the amount or timing of resources that they dedicate to these activities. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of our collaboration with Moderna or any other collaboration that we may enter into.

Collaborations involving our research programs or any product candidates we may develop, including our existing collaboration with Moderna, pose numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with any product candidates we may develop if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators may be acquired by a third party having competitive products or different priorities;

●	collaborators with marketing and distribution rights to one or more medicines may not commit sufficient resources to the marketing and distribution of such medicine or medicines;
●	collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our medicines or any product candidates we may develop or that result in costly litigation or arbitration that diverts management attention and resources;
●	we may lose certain valuable rights under certain circumstances, including if we undergo a change of control;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates we may develop; and
●	collaboration agreements, including the Collaboration Agreement with Moderna, may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in the risk factors discussed in Part I, Item 1A in our Annual Report apply to the activities of our collaborators.

We may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of any product candidates we may develop. These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement with a future collaborator will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any product candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

Our current collaboration with Moderna, future acquisitions or strategic alliances could disrupt our business and harm our financial condition and results of operations.

We may acquire additional businesses or drugs, form strategic alliances or collaborations, such as our current collaboration with Moderna, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance, collaboration, including our current collaboration with Moderna, or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure our stockholders that, following any such strategic alliance, acquisition or collaboration, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions include:

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1+*	Offer letter, dated March 17, 2023, by and between the registrant and Yalonda Howze, as amended.

10.2*†♢	Collaboration and License Agreement, dated March 23, 2023, by and between the registrant and ModernaTX, Inc.

10.3*♢	Share Purchase Agreement, dated March 23, 2023, by and between the registrant and ModernaTX, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
†	Certain schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
♢	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: May 10, 2023	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)