Form 10-Q
period 2023-06-30
Generation Bio Co.
filed 2023-08-02
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023 there were 65,928,503 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the potential achievement of milestones and receipt of payments under our collaboration with ModernaTX, Inc.;
●	our ability to enter into additional collaborations with third parties or obtain additional funding;
●	our ability to find one or more third parties to assume our lease or sublease the property in Waltham, MA;
●	the potential advantages of our non-viral genetic medicine platform;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for any product candidates we may develop;
●	our estimates regarding the potential addressable patient populations for our programs;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our objectives;
●	the impact of government laws and regulations;
●	our competitive position and our expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available; and
●	developments and expectations relating to our competitors and our industry.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$144,970	$93,171
Marketable securities	169,173	185,920
Tenant receivable	340	395
Prepaid expenses and other current assets	6,140	7,530
Total current assets	320,623	287,016
Property and equipment, net	21,968	22,215
Operating lease right-of-use assets	55,834	59,208
Restricted cash	5,692	5,692
Deferred offering costs	433	434
Other long-term assets	333	1,699
Total assets	$404,883	$376,264
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,328	$662
Accrued expenses and other current liabilities	7,751	11,402
Deferred revenue	8,265	—
Operating lease liability	8,135	7,086
Total current liabilities	26,479	19,150
Deferred revenue, net of current portion	51,620	—
Operating lease liability, net of current portion	72,497	74,621
Total liabilities	150,596	93,771
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2023 and December 31, 2022; 65,784,250 and 59,505,437 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	762,228	727,335
Accumulated other comprehensive loss	(23)	(83)
Accumulated deficit	(507,925)	(444,765)
Total stockholders’ equity	254,287	282,493
Total liabilities and stockholders’ equity	$404,883	$376,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Collaboration revenue	$880	$—	$880	$—

Operating expenses:
Research and development	21,832	28,365	43,832	53,919
General and administrative	12,967	10,116	25,833	19,906
Total operating expenses	34,799	38,481	69,665	73,825
Loss from operations	(33,919)	(38,481)	(68,785)	(73,825)
Other income:
Other income and interest income, net	2,853	552	5,625	897
Net loss and net loss attributable to common stockholders	$(31,066)	$(37,929)	$(63,160)	$(72,928)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.66)	$(1.00)	$(1.28)
Weighted average common shares outstanding, basic and diluted	65,656,151	57,149,474	62,957,556	57,107,917
Comprehensive loss:
Net loss	$(31,066)	$(37,929)	$(63,160)	$(72,928)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities	(57)	(339)	60	(339)
Comprehensive loss	$(31,123)	$(38,268)	$(63,100)	$(73,267)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
	Three Months Ended June 30, 2023
Balances at March 31, 2023	65,535,663	$7	$755,957	$34	$(476,859)	$279,139
Vesting of restricted common stock	140,906	—	(119)	—	—	(119)
Issuance of common stock under other equity plans	107,681	—	367	—	—	367
Stock-based compensation expense	—	—	6,023	—	—	6,023
Unrealized gains on marketable securities	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(31,066)	(31,066)
Balances at June 30, 2023	65,784,250	$7	$762,228	$(23)	$(507,925)	$254,287

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
	Three Months Ended June 30, 2022
Balances at March 31, 2022	57,004,128	$6	$696,034	$—	$(343,125)	$352,915
Issuance of common stock from public ATM offering, net of commissions and offering costs of $89	415,637	—	2,721	—	—	2,721
Issuance of common stock upon exercise of stock options	110,587	—	452	—	—	452
Vesting of restricted common stock	1,640	—	—	—	—	—
Issuance of common stock under other equity plans	65,149		363	—	—	363
Stock-based compensation expense	—	—	6,691	—	—	6,691
Unrealized losses on marketable securities	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(37,929)	(37,929)
Balances at June 30, 2022	57,597,141	$6	$706,261	$(339)	$(381,054)	$324,874

The accompanying notes are an integral part of these condensed consolidated financial statements

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
	Six Months Ended June 30, 2023
Balances at December 31, 2022	59,505,437	$6	$727,335	$(83)	$(444,765)	$282,493
Sale of common stock in connection with the Moderna Share Purchase Agreement	5,859,375	1	22,555	—	—	22,556
Vesting of restricted common stock	311,757	—	(318)	—	—	(318)
Issuance of common stock under other equity plans	107,681	—	367	—	—	367
Stock-based compensation expense	—	—	12,289	—	—	12,289
Unrealized gains on marketable securities	—	—	—	60	—	60
Net loss	—	—	—	—	(63,160)	(63,160)
Balances at June 30, 2023	65,784,250	$7	$762,228	$(23)	$(507,925)	$254,287

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Six Months Ended June 30, 2022
Balances at December 31, 2021	56,969,618	$6	$689,866	$—	$(308,126)	$381,746
Issuance of common stock from public ATM offering, net of commissions and offering costs of $89	415,637	—	2,721	—	—	2,721
Issuance of common stock upon exercise of stock options	132,374	—	554	—	—	554
Vesting of restricted common stock	14,363	—	—	—	—	—
Issuance of common stock under other equity plans	65,149	—	363	—	—	363
Stock-based compensation expense	—	—	12,757	—	—	12,757
Unrealized losses on marketable securities	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(72,928)	(72,928)
Balances at June 30, 2022	57,597,141	$6	$706,261	$(339)	$(381,054)	$324,874

The accompanying notes are an integral part of these condensed consolidated financial statements

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(63,160)	$(72,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,289	12,757
Depreciation and amortization expense	2,645	2,420
Amortization (accretion) of premium (discount) on marketable securities, net	(4,200)	(240)
Loss on sale of property and equipment	24	28
Loss on impairment of property and equipment	—	5,037
Changes in operating assets and liabilities:
Tenant receivable	55	(1,778)
Prepaid expenses and other current assets	1,390	(3,097)
Operating lease right-of-use assets	3,375	2,185
Other noncurrent assets	1,366	(3,466)
Accounts payable	1,572	(936)
Accrued expenses and other current liabilities	(3,772)	(2,179)
Deferred revenue	46,620	—
Operating lease liability	(1,075)	3,229
Net cash used in operating activities	(2,871)	(58,968)
Cash flows from investing activities:
Purchases of property and equipment	(2,207)	(7,468)
Purchases of marketable securities	(166,994)	(154,037)
Maturities of marketable securities	188,000	—
Net cash provided by (used in) investing activities	18,799	(161,505)
Cash flows from financing activities:
Payment of share issuance costs	(179)	(50)
Proceeds from sale of common stock in connection with the Moderna Share Purchase Agreement	36,000	—
Proceeds from issuance of common stock from public ATM offering, net of commissions and offering costs	—	2,726
Proceeds from exercise of stock options and other types of equity, net	367	917
Tax withholding payments related to net share settlements of restricted stock units	(317)	—
Net cash provided by financing activities	35,871	3,593
Net increase (decrease) in cash, cash equivalents and restricted cash	51,799	(216,880)
Cash, cash equivalents and restricted cash at beginning of period	98,863	380,837
Cash, cash equivalents and restricted cash at end of period	$150,662	$163,957
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$240	$544
Unrealized gains (losses) on marketable securities	$60	$(339)

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as payments pursuant to our collaboration with ModernaTX, Inc., or Moderna. We have incurred recurring losses, including net losses of $63.2 million for the six months ended June 30, 2023 and $72.9 million for the six months ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of $508.0 million. We expect to continue to generate operating losses in the foreseeable future. As of August 2, 2023, the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022 have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or any other period.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K that was most recently filed with the SEC.

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

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for contracts determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer.

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

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

As of June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$169,196	$12	$(35)	$169,173

As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$186,003	$13	$(96)	$185,920

As of June 30, 2023 and December 31, 2022, our marketable securities consisted of investments that mature within one year of their purchase date.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at June 30, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$49,610	$—	$—	$49,610
U.S. treasury securities	12,943	—	—	12,943
Marketable securities:
U.S. treasury securities	—	169,173	—	169,173
Totals	$62,553	$169,173	$—	$231,726

	Fair Value Measurements at December 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$77,010	$—	$—	$77,010
Marketable securities:
U.S. treasury securities	—	185,920	—	185,920
Totals	$77,010	$185,920	$—	$262,930

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

Moderna has exclusive options, upon payment of option exercise fees, to obtain worldwide, exclusive, sublicensable licenses under specified company intellectual property to develop, manufacture and commercialize (a) products comprising LNP delivery systems and nucleic acid payloads that are directed to (i) up to two liver targets, (ii) up to two non-liver targets and (iii) a third liver or non-liver target and (b) Exclusive Targets, which are Independent Program Products (as defined below) that include messenger RNA, or mRNA, that are directed to gene and protein targets in any of certain agreed-upon immune cell types, referred to as the Cell Target Types. Subject to the our exclusivity obligations described below, each party has granted to the other a worldwide, non-exclusive, sublicensable license under certain LNP-related intellectual property arising out of the non-liver ctLNP program, or the Joint Collaboration ctLNP Intellectual Property, to develop, manufacture and commercialize products comprising LNP delivery systems and nucleic acid payloads directed to gene and protein targets in any of the Cell Target Types, or Independent Program Products.

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

Under the terms of the Collaboration Agreement, in April 2023, Moderna made an upfront payment to us of $40.0 million, and paid us $7.5 million in prepaid research funding. In addition, we are eligible to receive up to $1.8 billion in milestone payments upon the achievement of specified development, regulatory, commercial, and sales milestone events, research term extension fees and exclusivity extension fees. Subject to reductions in specified circumstances, we will also be entitled to receive tiered royalties: (i) ranging from high-single-digits to low-double-digits on sales of licensed products that are directed to any liver target or non-liver target with respect to which Moderna has exercised its exclusive license option, and (ii) in the single digits on sales of Independent Program Products, including the exclusively licensed Independent Program Products directed to the Exclusive Targets. In consideration for the non-exclusive license granted by Moderna to us under the Joint Collaboration ctLNP Intellectual Property, we have agreed to pay Moderna tiered royalties in the single digits on sales of Independent Program Products that include mRNA, subject to reductions in specified circumstances. Royalties will be paid by each party, on a licensed product-by-licensed product and country-by-country basis, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; or (iii) ten years after the first commercial sale of the applicable licensed product.

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

Moderna Agreement Assessment

We assessed the promised goods and services under the Collaboration Agreement, in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, or ASC 606. At inception, the Collaboration Agreement included one combined performance obligation, which includes the license to the ctLNP technology to target indications outside of the liver and the related research services to develop such technology, as the two items are not distinct in context of the contract.  The Collaboration Agreement also provides Moderna with options to receive additional research services and options to receive exclusive licenses. The options to receive exclusive licenses allow Moderna to develop and commercialize product candidates that utilize our ctLNP and ceDNA technology for targets within the liver, as well as utilizing the ctLNP technology to be developed as part of the Collaboration Agreement and our ceDNA technology for targets outside the liver. These options are considered to be a priced at a discount to its standalone selling price and therefore are considered to be material rights.

The initial transaction price included a $40.0 million upfront fee, premium paid over the fair value of the common stock of $13.3 million in connection with shares issued and sold to Moderna under the Share Purchase Agreement, and estimated revenue associated with the payment for research services, including $7.5 million in prepaid research services. We utilized the expected amount method to determine the amount of reimbursement for these activities. We utilized the most likely amount method to determine the amount of consideration to include in the transaction price related to any variable consideration related to exclusivity fees, and milestones, and the royalty payments are constrained based on the royalty constraint.  No amounts are included in the transaction price related to these elements.

We allocated the transaction price to each unit of account as follows:

Performance Obligations (in thousands)	Standalone Selling Price	Transaction Price Allocated
ctLNP technology and research license	$52,500	$42,576
First liver program commercialization option license	7,000	5,677
Second liver program commercialization option license	7,000	5,677
First non-liver program commercialization option license	11,700	9,488
Second non-liver program commercialization option license	11,700	9,488
Third liver or non-liver program commercialization option license	6,150	4,987
Total	$96,050	$77,893

The transaction price was allocated to each unit of account based on the relative estimated standalone selling prices, over which management has applied significant judgment, of each element. We developed the estimated standalone selling price for combined performance obligation and each of the options to receive licenses primarily based on the probability-weighted present value of expected future cash flows associated with each license related to each specific program and an estimate of the costs to provide services including a reasonable return. In developing such estimate, we also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, the probability of success and the time needed to commercialize a product candidate pursuant to the associated license.

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

The following table provides a summary of the transaction price allocated to each unit of account, in addition to revenue activity during the period:

Performance Obligations	Transaction Price Allocated	Revenue Recognized During	Deferred Revenue
(in thousands)	As of June 30, 2023	Three and Six Months Ended June 30, 2023	As of June 30, 2023
ctLNP technology and research license	$42,576	$880	$32,334
First liver program commercialization option license	5,677	—	4,429
Second liver program commercialization option license	5,677	—	4,429
First non-liver program commercialization option license	9,488	—	7,401
Second non-liver program commercialization option license	9,488	—	7,401
Third liver or non-liver program commercialization option license	4,987	—	3,891
Total	$77,893	$880	$59,885

5. Property and equipment, net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Laboratory equipment	$13,938	$13,619
Computer equipment and software	1,335	1,189
Furniture and fixtures	1,236	1,146
Leasehold improvements	20,848	20,786
Construction in progress	1,753	13
	39,110	36,753
Less: Accumulated depreciation and amortization	(17,142)	(14,538)
Total	$21,968	$22,215

Depreciation and amortization expense for the three and six months ended June 30, 2023 was $1.3 million and $2.6 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2022 was $1.2 million and $2.4 million, respectively.

In July 2021, we entered into a lease agreement to build out a current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. We decided to transition from building out the cGMP compliant manufacturing facility to utilizing an external cleanroom facility after achieving increased scalability of the RES development process in the second half of 2022. Consequently, we are seeking one or more third parties to assume our lease or sublease the property. The balance of construction in progress at June 30, 2023, was comprised primarily of the capitalization of construction costs to renovate the property for alternative use.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Accrued employee compensation and benefits	$4,343	$7,970
Accrued external research and development expenses	2,071	1,959
Accrued professional fees	809	1,047
Property and equipment	122	—
Other	406	426
Total	$7,751	$11,402

7. Equity

As of June 30, 2023, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of August 2, 2023, the issuance date of these condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million.

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

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Stock Incentive Plan, or the 2020 Plan, and together with the 2017 Plan, the Plans, which became effective on June 11, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2020 Plan is the sum of (1) 2,547,698 shares; plus (2) the number of shares (up to a maximum of 7,173,014 shares) as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan on June 11, 2020 and (y) the number of shares of common stock subject to outstanding awards granted under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on such date, and (ii) an amount determined by the board of directors. In January 2021, 2022 and 2023, the number of shares of common stock authorized for issuance under the 2020 Plan was increased from 10,275,717 shares to 12,154,517 shares, from 12,154,517 shares to 14,433,745 shares, and from 14,433,745 shares to 16,813,962 shares, respectively. Upon the effectiveness of the 2020 Plan, we ceased granting additional awards under the 2017 Plan.

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

As of June 30, 2023, 883,445 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan. In July 2023, an additional 499,952 shares became available for future issuance under the 2020 Plan as a result of the expiration of performance-based stock options granted in March 2020.

Grant of stock options

During the six months ended June 30, 2023, we granted time-based options to certain employees for the purchase of an aggregate of 1,705,581 shares of common stock with a weighted average grant date fair value of $3.66 per share that vest over a weighted average period of approximately four years.

Restricted stock units

During the six months ended June 30, 2023, we issued 828,920 restricted stock units with a fair value of $3.8 million that vest over a weighted average period of approximately four years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock authorized for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2021, 2022, and 2023, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 481,231 shares to 950,931 shares, from 950,931 shares to 1,520,738 shares, and from 1,520,738 shares to 2,115,792 shares, respectively. As of June 30, 2023, 1,826,149 shares remained available for issuance under the 2020 ESPP.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development expenses	$2,879	$3,476	$5,734	$6,628
General and administrative expenses	3,144	3,215	6,555	6,129
Total	$6,023	$6,691	$12,289	$12,757

As of June 30, 2023, total unrecognized compensation cost related to unvested time-based stock options and restricted stock units was $38.1 million, with $32.2 million expected to be recognized over a weighted average period of 2.7 years and $5.9 million expected to be recognized over a weighted average period of 2.3 years, respectively. Additionally, as of June 30, 2023, we had unrecognized compensation cost related to unvested stock options with performance-based vesting conditions for which performance has not been deemed probable of $1.7 million.

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the six months ended June 30, 2023.

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

	June 30,
	2023	2022
Unvested restricted stock units	1,356,667	1,533,821
Stock options to purchase common stock	10,248,676	8,657,817
Total	11,605,343	10,191,638

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

We are advancing a broad portfolio of programs, including programs for rare and prevalent diseases of the liver. We are focused on diseases with significant unmet need for which our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current gene therapy approaches. We are initially prioritizing rare monogenic diseases that result from mutations in a single gene, and which can be treated by delivering our ceDNA cargo to cells of the liver, called hepatocytes. We are focusing on indications like hemophilia A, which is our lead program, that have well-established biomarkers and clear clinical and regulatory pathways. We are at the preclinical research stage, and are currently optimizing our ctLNPs to improve hepatocyte delivery to treat hemophilia A and other rare monogenic diseases. The biodistribution of our ctLNPs is driven by biological targeting molecules called ligands, which we believe will enable selective delivery to hepatocytes and ultimately to other cell types and tissues. We plan to expand our portfolio to include programs based on cell-targeted delivery of ceDNA to immune cells, tumors, retina, skeletal muscle, and to the central nervous system by developing discrete ctLNPs specifically engineered to reach each of these cell types or tissues.

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

In July 2021, we entered into a lease agreement to build out a current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility, or the Seyon Facility, in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. We decided to transition from building out the cGMP compliant manufacturing facility to utilizing an external cleanroom facility after achieving increased scalability of the RES development process in the second half of 2022. We have entered into an agreement with an external cleanroom facility at which we expect to manufacture cGMP-compliant clinical and initial commercial supply of ceDNA using RES that will allow us to retain control over personnel, quality, infrastructure and process. Additionally, we may enter into agreements with contract manufacturing organizations, or CMOs, to provide further manufacturing capacity.

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

In addition, Moderna has exclusive options, upon payment of option exercise fees, to obtain worldwide, exclusive, sublicensable licenses under certain of our specified intellectual property to develop, manufacture and commercialize (a) products comprising LNP delivery systems and nucleic acid payloads that are directed to (i) up to two liver targets, (ii) up to two agreed-upon non-liver targets and (iii) a third liver or non-liver target and (b) Independent Program Products, which are products comprising LNP delivery systems that include mRNA that are directed to gene and protein targets in any of the agreed-upon immune cell types, or Cell Targets Types.

Under the terms of the Collaboration Agreement, in April 2023, Moderna made an upfront payment to us of $40.0 million, and paid us $7.5 million in prepaid research funding. In addition, we are eligible to receive up to $1.8 billion in milestone payments upon the achievement of specified development, regulatory, commercial, and sales milestone events, research term extension fees and exclusivity extension fees. Subject to reduction in specified circumstances, we will also be entitled to receive tiered royalties: (i) ranging from high-single-digits to low-double-digits on sales of licensed products that are directed to the liver targets and non-liver targets with respect to which Moderna has exercised its exclusive license  options, and (ii) in the single digits on sales of Independent Program Products, including the exclusively licensed Independent Program Products. In consideration for the non-exclusive license granted by Moderna to us under the LNP-related intellectual property arising out of the research program focused on the discovery and development of ctLNPs directed to agreed-upon immune cell types, we have agreed to pay Moderna tiered royalties ranging from low-single-digits to mid-single-digits on sales of Independent Program Products that include mRNA, subject to reductions in specified circumstances.

In connection with the Collaboration Agreement, we entered into a Share Purchase Agreement with Moderna, pursuant to which we issued and sold 5,859,375 shares of our common stock to Moderna, at a price of $6.14 per share, for an aggregate purchase price of $36.0 million. In addition, under the Share Purchase Agreement, Moderna has the right, subject to certain terms and conditions, to purchase up to 3.06% of the outstanding shares of our common stock (on a post-closing basis) in connection with a future equity financing of at least $25.0 million by us. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreements.

Since our inception in October 2016, we have focused substantially all of our resources on building our non-viral genetic medicine platform, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as payments pursuant to our collaboration with Moderna. In June 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of August 2, 2023, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. In March 2023, in connection with the Share Purchase Agreement entered into with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the six months ended June 30, 2023 and 2022, we reported net losses of $63.2 million and $72.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of $508.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Components of Our Results of Operations

Collaboration revenue

Our revenue consists of collaboration revenue, including amounts recognized for payments for licenses, research funding and milestone payments earned under our collaboration and license agreements.

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

Results of Operations

Comparison of the three and six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenue:
Collaboration revenue	$880	$—	$880	$880	$—	$880
Operating expenses:
Research and development	21,832	28,365	(6,533)	43,832	53,919	(10,087)
General and administrative	12,967	10,116	2,851	25,833	19,906	5,927
Total operating expenses	34,799	38,481	(3,682)	69,665	73,825	(4,160)
Loss from operations	(33,919)	(38,481)	4,562	(68,785)	(73,825)	5,040
Other income:
Other income and interest income, net	2,853	552	2,301	5,625	897	4,728
Net loss	$(31,066)	$(37,929)	$6,863	$(63,160)	$(72,928)	$9,768

Collaboration revenue

During the three and six months ended June 30, 2023, we recognized $0.9 million in collaboration revenue under our Collaboration Agreement with Moderna. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreements.

Research and development expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Personnel-related	$6,815	$7,423	$(608)	$14,092	$15,169	$(1,077)
Preclinical and manufacturing	5,405	3,533	1,872	10,206	8,174	2,032
Facilities-related	3,533	9,514	(5,981)	6,892	14,862	(7,970)
Stock-based compensation	2,879	3,476	(597)	5,734	6,628	(894)
Lab supplies	1,031	1,452	(421)	1,855	2,931	(1,076)
Consulting and professional services	415	1,161	(746)	1,018	2,171	(1,153)
Other	1,754	1,806	(52)	4,035	3,984	51
Total research and development expenses	$21,832	$28,365	$(6,533)	$43,832	$53,919	$(10,087)

Research and development expenses were $21.8 million for the three months ended June 30, 2023, compared to $28.4 million for the three months ended June 30, 2022. The decrease in facilities-related costs of $6.0 million was primarily driven by our decision to transition from building out the Seyon Facility, to utilizing an external cleanroom facility for manufacturing cGMP-compliant clinical and initial commercial supply of ceDNA using RES after achieving increased scalability of the RES development process in the second half of 2022. The decreases in personnel-related and stock-based compensation costs of $0.6 million each, were driven by a slight decrease in headcount. These decreases were offset by an increase in preclinical and manufacturing costs of $1.9 million, driven primarily by increased preclinical activities.

Research and development expenses were $43.8 million for the six months ended June 30, 2023, compared to $53.9 million for the six months ended June 30, 2022. The decrease in facilities-related costs of $8.0 million was primarily driven by our decision to transition from building out the Seyon Facility, to utilizing an external cleanroom facility for manufacturing cGMP-compliant clinical and initial commercial supply of ceDNA using RES after achieving increased scalability of the RES development process in the second half of 2022. The decreases in personnel-related and stock-based compensation costs of $1.1 million and $0.9 million, respectively, were driven by a slight decrease in headcount. These decreases were offset by an increase in preclinical and manufacturing costs of $2.0 million, driven primarily by increased preclinical activities.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Personnel-related	$4,268	$3,714	$554	$8,549	$7,770	$779
Stock-based compensation	3,144	3,215	(71)	6,555	6,129	426
Professional and consultant fees	2,490	2,123	367	4,615	4,171	444
Facilities-related	2,528	656	1,872	4,948	782	4,166
Other	537	408	129	1,166	1,054	112
Total general and administrative expenses	$12,967	$10,116	$2,851	$25,833	$19,906	$5,927

General and administrative expenses were $13.0 million for the three months ended June 30, 2023, compared to $10.1 million for the three months ended June 30, 2022. The increase in facilities-related costs of $1.9 million was primarily driven by rent expense related to the Seyon Facility after our decision to transition from building out the Seyon Facility to utilizing an external cleanroom facility for manufacturing cGMP-compliant clinical and initial commercial supply of ceDNA using RES in the second half of 2022. The increase in personnel-related costs of $0.6 million was primarily a result of a slight increase in headcount to support our general and administrative function.

General and administrative expenses were $25.8 million for the six months ended June 30, 2023, compared to $19.9 million for the six months ended June 30, 2022. The increase in facilities-related costs of $4.2 million was primarily driven by rent expense related to the Seyon Facility after our decision to transition from building out the Seyon Facility to utilizing an external cleanroom facility for manufacturing cGMP-compliant clinical and initial commercial supply of ceDNA using RES in the second half of 2022. The increases in stock-based compensation costs and personnel-related costs of $0.4 million each, were primarily a result of a slight increase in headcount to support our general and administrative function.

Other income and interest income, net

Other income and interest income, net for the three and six months ended June 30, 2023 was $2.9 million and $5.6 million, as compared to $0.6 million and $0.9 million for the three and six months ended June 30, 2022. The increase in other income and interest income, net during the three and six months ended June 30, 2023 was primarily due to an increase of interest earned on our invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. Through June 30, 2023, we have recognized $0.9 million in collaboration revenue under the Collaboration Agreement with Moderna. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings,

“at-the-market” offerings, and in a private placement, as well as payments pursuant to our collaboration with Moderna. In June 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million, after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of August 2, 2023, the issuance date of the condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. In March 2023, in connection with the Share Purchase Agreement with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $314.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(2,871)	$(58,968)
Net cash provided by (used in) investing activities	18,799	(161,505)
Net cash provided by financing activities	35,871	3,593
Net increase (decrease) in cash, cash equivalents and restricted cash	$51,799	$(216,880)

Operating activities

During the six months ended June 30, 2023, operating activities used $2.9 million of cash, primarily resulting from our net loss of $63.2 million, offset by the net changes in our operating assets and liabilities of $49.5 million and the net of non-cash charges of $10.8 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted of a $46.6 million increase of deferred revenue, a $3.4 million decrease in operating lease right-of-use assets, a $1.4 million decrease in prepaid expenses and other current assets, a $1.4 million decrease of other noncurrent assets, a $0.1 million decrease in tenant receivable, offset by a $2.2 million decrease of accrued expense and other current liabilities and accounts payable and a $1.1 million decrease in operating lease liability.

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

Investing activities

During the six months ended June 30, 2023, net cash used in investing activities was $19.0 million, primarily due to  purchases of marketable securities of $167.0 million and property and equipment of $2.2 million during the period, offset by $188.0 million in maturities of marketable securities. During the six months ended June 30, 2022, net cash used in investing activities was $161.5 million, due to purchases of marketable securities of $154.0 million and property and equipment of $7.5 million during the period.  Property and equipment purchases during the six months ended June 30,

2023 and 2022 were primarily related to leasehold improvements and lab equipment for our facility in Cambridge, Massachusetts.

Financing activities

During the six months ended June 30, 2023, net cash provided by financing activities was $35.9 million, consisting primarily of net proceeds from the sale and issuance of our common stock to Moderna. During the six months ended June 30, 2022, net cash provided by financing activities was $3.6 million, consisting primarily of net proceeds from the sale of common stock pursuant to our “at-the-market” sales agreement of $2.7 million and $0.9 million in proceeds from the exercise of common stock options and other types of equity, net during the period.

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

Except for the addition of Revenue Recognition, during six months ended June 30, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes included in our Annual Report.

Revenue Recognition

We enter into collaboration agreements that are within the scope of ASC 606, under which we license rights to certain of our potential product candidates and perform research and development services.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for contracts determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer. For a further discussion, please refer to Note 2 , Revenue Recognition.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable securities of $169.2 million as of June 30, 2023. During the six months ended June 30, 2023, we recognized $5.7 million in interest earned on our invested cash balances and we did not record any impairment charges to our marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, on March 10, 2023, Silicon Valley Bank, or SVB, and Signature Bank were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. While we believe that we are not exposed to significant credit risk due to the financial strength of the national depository institutions in which our cash, cash equivalents, and marketable securities are held, if the financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

The following table describes, for the period covered by this Quarterly Report, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”). For the period covered by this Quarterly Report, none of our directors or officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Name	Title	Action Taken	Date	Shares to be Sold	Expiration Date
Matthew Stanton	Chief Scientific Officer	Adoption	April 14, 2023	20,000	January 13, 2024
Antoinette Paone	Chief Operating Officer	Adoption	April 24, 2023	155,472*	August 30, 2024
Douglas Kerr	Chief Medical Officer	Adoption	April 24, 2023	24,968	October 24, 2024
Phillip Samayoa	Chief Strategy Officer	Adoption	June 29, 2023	100,947*	May 15, 2024

*In addition to the number of shares acquired through our Employee Stock Purchase Program, which number cannot be determined at this time.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1*	Restated Certificate of Incorporation of the registrant, as amended June 8, 2023

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: August 2, 2023	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)