Form 10-Q
period 2023-09-30
Generation Bio Co.
filed 2023-11-09
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023 there were 66,078,017 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$93,360	$93,171
Marketable securities	197,665	185,920
Tenant receivable	660	395
Prepaid expenses and other current assets	6,124	7,530
Total current assets	297,809	287,016
Property and equipment, net	22,376	22,215
Operating lease right-of-use assets	54,414	59,208
Restricted cash	5,692	5,692
Deferred offering costs	433	434
Other long-term assets	768	1,699
Total assets	$381,492	$376,264
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,650	$662
Accrued expenses and other current liabilities	9,474	11,402
Deferred revenue	11,974	—
Operating lease liability	8,721	7,086
Total current liabilities	32,819	19,150
Deferred revenue, net of current portion	45,766	—
Operating lease liability, net of current portion	70,993	74,621
Total liabilities	149,578	93,771
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2023 and December 31, 2022; 65,927,956 and 59,505,437 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	768,102	727,335
Accumulated other comprehensive loss	(4)	(83)
Accumulated deficit	(536,191)	(444,765)
Total stockholders’ equity	231,914	282,493
Total liabilities and stockholders’ equity	$381,492	$376,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Collaboration revenue	$2,146	$—	$3,026	$—

Operating expenses:
Research and development	21,862	21,192	65,694	75,111
General and administrative	11,641	11,477	37,474	31,383
Total operating expenses	33,503	32,669	103,168	106,494
Loss from operations	(31,357)	(32,669)	(100,142)	(106,494)
Other income:
Other income and interest income, net	3,091	1,363	8,716	2,260
Net loss and net loss attributable to common stockholders	$(28,266)	$(31,306)	$(91,426)	$(104,234)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.53)	$(1.43)	$(1.81)
Weighted average common shares outstanding, basic and diluted	65,907,000	58,872,334	63,951,508	57,679,635
Comprehensive loss:
Net loss	$(28,266)	$(31,306)	$(91,426)	$(104,234)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities	19	37	79	(302)
Comprehensive loss	$(28,247)	$(31,269)	$(91,347)	$(104,536)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
	Three Months Ended September 30, 2023
Balances at June 30, 2023	65,784,250	$7	$762,228	$(23)	$(507,925)	$254,287
Vesting of restricted common stock	143,706	—	(130)	—	—	(130)
Stock-based compensation expense	—	—	6,004	—	—	6,004
Unrealized gains on marketable securities	—	—	—	19	—	19
Net loss	—	—	—	—	(28,266)	(28,266)
Balances at September 30, 2023	65,927,956	$7	$768,102	$(4)	$(536,191)	$231,914

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
	Three Months Ended September 30, 2022
Balances at June 30, 2022	57,597,141	$6	$706,261	$(339)	$(381,054)	$324,874
Issuance of common stock from public ATM offering, net of commissions and offering costs of $315	1,379,887	—	9,617	—	—	9,617
Issuance of common stock upon exercise of stock options	15,026	—	58	—	—	58
Vesting of restricted common stock	280,404	—	(394)	—	—	(394)
Issuance of common stock under other equity plans	2,711		15	—	—	15
Stock-based compensation expense	—	—	5,848	—	—	5,848
Unrealized gains on marketable securities	—	—	—	37	—	37
Net loss	—	—	—	—	(31,306)	(31,306)
Balances at September 30, 2022	59,275,169	$6	$721,405	$(302)	$(412,360)	$308,749

The accompanying notes are an integral part of these condensed consolidated financial statements

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
	Nine Months Ended September 30, 2023
Balances at December 31, 2022	59,505,437	$6	$727,335	$(83)	$(444,765)	$282,493
Sale of common stock in connection with the Moderna Share Purchase Agreement	5,859,375	1	22,555	—	—	22,556
Vesting of restricted common stock	455,463	—	(448)	—	—	(448)
Issuance of common stock under other equity plans	107,681	—	367	—	—	367
Stock-based compensation expense	—	—	18,293	—	—	18,293
Unrealized gains on marketable securities	—	—	—	79	—	79
Net loss	—	—	—	—	(91,426)	(91,426)
Balances at September 30, 2023	65,927,956	$7	$768,102	$(4)	$(536,191)	$231,914

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
	Nine Months Ended September 30, 2022
Balances at December 31, 2021	56,969,618	$6	$689,866	$—	$(308,126)	$381,746
Issuance of common stock from public ATM offering, net of commissions and offering costs of $404	1,795,524	—	12,338	—	—	12,338
Issuance of common stock upon exercise of stock options	147,400	—	611	—	—	611
Vesting of restricted common stock	294,767	—	(394)	—	—	(394)
Issuance of common stock under other equity plans	67,860	—	379	—	—	379
Stock-based compensation expense	—	—	18,605	—	—	18,605
Unrealized losses on marketable securities	—	—	—	(302)	—	(302)
Net loss	—	—	—	—	(104,234)	(104,234)
Balances at September 30, 2022	59,275,169	$6	$721,405	$(302)	$(412,360)	$308,749

The accompanying notes are an integral part of these condensed consolidated financial statements

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(91,426)	$(104,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,293	18,605
Depreciation and amortization expense	3,938	3,784
Amortization (accretion) of premium (discount) on marketable securities, net	(6,699)	(984)
Loss on sale of property and equipment	24	28
Loss on impairment of property and equipment	—	5,395
Changes in operating assets and liabilities:
Tenant receivable	(265)	(395)
Prepaid expenses and other current assets	1,408	(4,939)
Operating lease right-of-use assets	4,794	4,017
Other noncurrent assets	931	(1,151)
Accounts payable	1,386	(444)
Accrued expenses and other current liabilities	(2,633)	(1,663)
Deferred revenue	44,474	—
Operating lease liability	(1,992)	2,536
Net cash used in operating activities	(27,767)	(79,445)
Cash flows from investing activities:
Purchases of property and equipment	(2,817)	(8,119)
Purchases of marketable securities	(295,967)	(221,000)
Maturities of marketable securities	291,000	55,000
Net cash used in investing activities	(7,784)	(174,119)
Cash flows from financing activities:
Payment of share issuance costs	(179)	(50)
Proceeds from sale of common stock in connection with the Moderna Share Purchase Agreement	36,000	—
Proceeds from issuance of common stock from public ATM offering, net of commissions and offering costs	—	12,360
Proceeds from exercise of stock options and other types of equity, net	367	990
Tax withholding payments related to net share settlements of restricted stock units	(448)	(394)
Net cash provided by financing activities	35,740	12,906
Net increase (decrease) in cash, cash equivalents and restricted cash	189	(240,658)
Cash, cash equivalents and restricted cash at beginning of period	98,863	380,837
Cash, cash equivalents and restricted cash at end of period	$99,052	$140,179
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,330	$165
Unrealized gains (losses) on marketable securities	$79	$(302)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Nature of the Business and Basis of Presentation

Generation Bio Co., or Generation Bio, was incorporated on October 21, 2016 as Torus Therapeutics, Inc. and subsequently changed its name to Generation Bio Co. Generation Bio Co. and its consolidated subsidiary, or the company, we, our or us, are innovating genetic medicines to provide durable, redosable treatments for potentially hundreds of millions of patients living with rare and prevalent diseases. Our non-viral genetic medicine platform incorporates our novel immune-quiet DNA, or iqDNA; our unique cell-targeted lipid nanoparticle delivery system, or ctLNP; and our highly scalable capsid-free manufacturing process that uses our proprietary cell-free rapid enzymatic synthesis, or RES, to produce iqDNA. iqDNA is an optimized variant of our closed-ended DNA, or ceDNA, that has displayed a superior tolerability profile compared to previous ceDNA constructs and that we have chosen as our cargo for our lead program in hemophilia A as well as for all other programs. Using our approach, we are developing novel genetic medicines to provide targeted delivery of genetic payloads that include large and multiple genes to a range of cell types across a broad array of diseases. We are also engineering our genetic medicines to be redosable, which may enable individualized patient titration to reach the desired therapeutic expression and to maintain efficacy throughout a patient’s life. We are headquartered in Cambridge, Massachusetts.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as payments pursuant to our collaboration with ModernaTX, Inc., or Moderna. We have incurred recurring losses, including net losses of $91.4 million for the nine months ended September 30, 2023 and $104.2 million for the nine months ended September 30, 2022. As of September 30, 2023, we had an accumulated deficit of $536.2 million. We expect to continue to generate operating losses in the foreseeable future. As of November 9, 2023, the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022 have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or any other period.

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

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

As of September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$197,669	$8	$(12)	$197,665

As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$186,003	$13	$(96)	$185,920

As of September 30, 2023 and December 31, 2022, our marketable securities consisted of investments that mature within one year of their purchase date.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at September 30, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,109	$—	$—	$35,109
Marketable securities:
U.S. treasury securities	—	197,665	—	197,665
Totals	$35,109	$197,665	$—	$232,774

	Fair Value Measurements at December 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$77,010	$—	$—	$77,010
Marketable securities:
U.S. treasury securities	—	185,920	—	185,920
Totals	$77,010	$185,920	$—	$262,930

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

Moderna has exclusive options, upon payment of option exercise fees, to obtain worldwide, exclusive, sublicensable licenses under specified company intellectual property to develop, manufacture and commercialize (a) products comprising LNP delivery systems and nucleic acid payloads that are directed to (i) up to two liver targets, (ii) up to two non-liver targets and (iii) a third liver or non-liver target and (b) Exclusive Targets, which are Independent Program Products (as defined below) that include messenger RNA, or mRNA, that are directed to gene and protein targets in any of certain agreed-upon immune cell types, referred to as the Cell Target Types. Subject to the exclusivity obligations described below, each party has granted to the other a worldwide, non-exclusive, sublicensable license under certain LNP-related intellectual property arising out of the non-liver ctLNP program, or the Joint Collaboration ctLNP Intellectual Property, to develop, manufacture and commercialize products comprising LNP delivery systems and nucleic acid payloads directed to gene and protein targets in any of the Cell Target Types, or Independent Program Products.

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

We initially allocated the transaction price to each unit of account as follows:

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

On a quarterly basis, we measure proportional performance of the combined performance obligation over time using an input method based on cost incurred relative to the total estimated costs by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is then applied to the transaction price allocated to the combined performance obligation and each of the options to receive licenses. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. All allocated consideration for the material rights is deferred until such time that Moderna exercises its options or the right to exercise the options expires. Upon exercise, we will determine the appropriate revenue recognition methodology and any other implications on the accounting treatment for the arrangement.

The following table provides a summary of the transaction price allocated to each unit of account, in addition to revenue activity during the period:

Performance Obligations	Transaction Price Allocated	Revenue Recognized During		Deferred Revenue
(in thousands)	As of September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	As of September 30, 2023
ctLNP technology and research license	$40,979	$2,146	$3,026	$30,188
First liver program commercialization option license	5,464	—	—	4,429
Second liver program commercialization option license	5,464	—	—	4,429
First non-liver program commercialization option license	9,132	—	—	7,402
Second non-liver program commercialization option license	9,132	—	—	7,402
Third liver or non-liver program commercialization option license	4,799	—	—	3,890
Total	$74,970	$2,146	$3,026	$57,740

5. Property and equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Laboratory equipment	$14,317	$13,619
Computer equipment and software	1,356	1,189
Furniture and fixtures	1,256	1,146
Leasehold improvements	20,854	20,786
Construction in progress	3,027	13
	40,810	36,753
Less: Accumulated depreciation and amortization	(18,434)	(14,538)
Total	$22,376	$22,215

Depreciation and amortization expense for the three and nine months ended September 30, 2023 was $1.3 million and $3.9 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2022 was $1.4 million and $3.8 million, respectively.

In July 2021, we entered into a lease agreement to build out a current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. We decided to transition from building out the cGMP compliant manufacturing facility to utilizing an external cleanroom facility after achieving increased scalability of the RES development process in the second half of 2022. Consequently, we are seeking one or more third parties to assume our lease or sublease the property. The balance of construction in progress at September 30, 2023, was comprised primarily of the capitalization of construction costs to renovate the property for alternative use.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accrued employee compensation and benefits	$5,809	$7,970
Accrued external research and development expenses	1,786	1,959
Accrued professional fees	815	1,047
Property and equipment	694	—
Other	370	426
Total	$9,474	$11,402

7. Equity

As of September 30, 2023, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of November 9, 2023, the issuance date of these condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million.

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

As of September 30, 2023, 1,457,015 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the nine months ended September 30, 2023, we granted time-based options to certain employees for the purchase of an aggregate of 1,765,301 shares of common stock with a weighted average grant date fair value of $3.67 per share that vest over a weighted average period of approximately four years.

Restricted stock units

During the nine months ended September 30, 2023, we issued 848,530 restricted stock units with a fair value of $3.9 million that vest over a weighted average period of approximately four years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock authorized for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2021, 2022, and 2023, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 481,231 shares to 950,931 shares, from 950,931 shares to 1,520,738 shares, and from 1,520,738 shares to 2,115,792 shares, respectively. As of September 30, 2023, 1,826,149 shares remained available for issuance under the 2020 ESPP.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development expenses	$2,874	$3,046	$8,608	$9,674
General and administrative expenses	3,130	2,802	9,685	8,931
Total	$6,004	$5,848	$18,293	$18,605

As of September 30, 2023, total unrecognized compensation cost related to unvested time-based stock options and restricted stock units was $31.7 million, with $27.1 million expected to be recognized over a weighted average period of 2.2 years and $4.6 million expected to be recognized over a weighted average period of 2.4 years, respectively.

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. We were not subject to any material legal proceedings during the nine months ended September 30, 2023.

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

	September 30,
	2023	2022
Unvested restricted stock units	1,179,349	1,170,433
Stock options to purchase common stock	9,676,685	8,786,200
Total	10,856,034	9,956,633

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

Overview

We are innovating genetic medicines to provide durable, redosable treatments for potentially hundreds of millions of patients living with rare and prevalent diseases. Our non-viral genetic medicine platform incorporates our novel immune-quiet DNA, or iqDNA; our unique cell-targeted lipid nanoparticle delivery system, or ctLNP; and our highly scalable capsid-free manufacturing process that uses our proprietary cell-free rapid enzymatic synthesis, or RES, to produce iqDNA. iqDNA is an optimized variant of our closed-ended DNA, or ceDNA, that has displayed a superior tolerability profile compared to previous ceDNA constructs and that we have chosen as our cargo for our lead program in hemophilia A as well as for all other programs. Using our approach, we are developing novel genetic medicines to provide targeted delivery of genetic payloads that include large and multiple genes to a range of cell types across a broad array of diseases. We are also engineering our genetic medicines to be redosable, which may enable individualized patient titration to reach the desired level of therapeutic expression and to maintain efficacy throughout a patient’s life.

We are advancing a broad portfolio of programs, including programs for rare and prevalent diseases of the liver. We are focused on diseases with significant unmet need for which our non-viral genetic medicine platform may substantially improve clinical efficacy relative to current gene therapy approaches. We are initially prioritizing rare monogenic diseases that result from mutations in a single gene, and which can be treated by delivering our iqDNA cargo to cells of the liver, called hepatocytes. We are focusing on indications like hemophilia A, which is our lead program, that have well-established biomarkers and clear clinical and regulatory pathways. We are at the preclinical research stage and are currently optimizing our ctLNP platform to improve hepatocyte delivery to treat hemophilia A and other rare monogenic diseases. Our ctLNP platform is comprised of three components: a base stealth LNP that has demonstrated the ability to avoid off-target clearance by the liver and spleen, bioconjugation chemistry that attaches biological targeting ligands to the stealth LNP, and biological targeting ligands that are designed to drive highly selective delivery of the ctLNP to the target cell or tissue type. We plan to expand our portfolio to include programs based on cell-targeted delivery of iqDNA to immune cells, tumors, retina, skeletal muscle, and to the central nervous system by developing discrete ctLNPs, each with a discrete targeting ligand engineered to reach a specific target cell type or tissue.

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

In July 2021, we entered into a lease agreement to build out a current Good Manufacturing Practice-, or cGMP-, compliant manufacturing facility, or the Seyon Facility, in Waltham, Massachusetts in order to scale ceDNA manufacturing utilizing RES for clinical and initial commercial supply. We decided to transition from building out the cGMP compliant manufacturing facility to utilizing an external cleanroom facility after achieving increased scalability of the RES development process in the second half of 2022. We have entered into an agreement with an external cleanroom facility at which we expect to manufacture cGMP-compliant clinical and initial commercial supply of iqDNA using RES that will allow us to retain control over personnel, quality, infrastructure and process. Additionally, we may enter into agreements with contract manufacturing organizations, or CMOs, to provide further manufacturing capacity.

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

Since our inception in October 2016, we have focused substantially all of our resources on building our non-viral genetic medicine platform, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as payments pursuant to our collaboration with Moderna. In June 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of November 9, 2023, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. In March 2023, in connection with the Share Purchase Agreement entered into with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the nine months ended September 30, 2023 and 2022, we reported net losses of $91.4 million and $104.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of $536.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditures into 2026. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “—Liquidity and Capital Resources.”

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change	Nine Months Ended June 30,		Change
(in thousands)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Revenue:
Collaboration revenue	$2,146	$—	$2,146	$3,026	$—	$3,026
Operating expenses:
Research and development	21,862	21,192	670	65,694	75,111	(9,417)
General and administrative	11,641	11,477	164	37,474	31,383	6,091
Total operating expenses	33,503	32,669	834	103,168	106,494	(3,326)
Loss from operations	(31,357)	(32,669)	1,312	(100,142)	(106,494)	6,352
Other income:
Other income and interest income, net	3,091	1,363	1,728	8,716	2,260	6,456
Net loss	$(28,266)	$(31,306)	$3,040	$(91,426)	$(104,234)	$12,808

Collaboration revenue

During the three and nine months ended September 30, 2023, we recognized $2.1 million and $3.0 million, respectively, in collaboration revenue under our Collaboration Agreement with Moderna. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreements.

Research and development expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Personnel-related	$6,940	$7,258	$(318)	$21,032	$22,427	$(1,395)
Preclinical and manufacturing	4,905	3,339	1,566	15,111	11,513	3,598
Facilities-related	3,434	3,964	(530)	10,326	18,826	(8,500)
Stock-based compensation	2,874	3,046	(172)	8,608	9,674	(1,066)
Lab supplies	1,463	1,180	283	3,318	4,111	(793)
Consulting and professional services	486	562	(76)	1,504	2,733	(1,229)
Other	1,760	1,843	(83)	5,795	5,827	(32)
Total research and development expenses	$21,862	$21,192	$670	$65,694	$75,111	$(9,417)

Research and development expenses were $21.9 million for the three months ended September 30, 2023, compared to $21.2 million for the three months ended September 30, 2022. The increase in preclinical and manufacturing costs of $1.6 million was driven primarily by increased preclinical activities. This increase was offset primarily by a decrease in facilities-related costs of $0.5 million, primarily driven by our decision to transition from building out the Seyon Facility to utilizing an external cleanroom facility.

Research and development expenses were $65.7 million for the nine months ended September 30, 2023, compared to $75.1 million for the nine months ended September 30, 2022. The decrease in facilities-related costs of $8.5 million was primarily driven by our decision to transition from building out the Seyon Facility to utilizing an external cleanroom facility. The decreases in personnel-related and stock-based compensation costs of $1.4 million and $1.1 million, respectively, were driven by a slight decrease in headcount. These decreases were offset by an increase in preclinical and manufacturing costs of $3.6 million, driven primarily by increased preclinical activities.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	2023 vs 2022	2023	2022	2023 vs 2022
Personnel-related	$3,646	$3,822	$(176)	$12,195	$11,592	$603
Stock-based compensation	3,130	2,802	328	9,685	8,931	754
Professional and consultant fees	1,794	1,565	229	6,409	5,720	689
Facilities-related	2,495	2,730	(235)	7,443	3,528	3,915
Other	576	558	18	1,742	1,612	130
Total general and administrative expenses	$11,641	$11,477	$164	$37,474	$31,383	$6,091

General and administrative expenses were $11.6 million for the three months ended September 30, 2023, compared to $11.5 million for the three months ended September 30, 2022. The increase in stock-based compensation costs of $0.3 million was primarily a result of a slight increase in headcount to support our general and administrative function.

General and administrative expenses were $37.5 million for the nine months ended September 30, 2023, compared to $31.4 million for the nine months ended September 30, 2022. The increase in facilities-related costs of $3.9 million was primarily driven by rent expense related to the Seyon Facility after our decision to transition from building out the Seyon Facility to utilizing an external cleanroom facility. The increases in stock-based compensation costs and personnel-related costs of $0.8 million and $0.6 million, respectively, were primarily a result of a slight increase in headcount to support our general and administrative function.

Other income and interest income, net

Other income and interest income, net for the three and nine months ended September 30, 2023 was $3.1 million and $8.7 million, as compared to $1.4 million and $2.3 million for the three and nine months ended September 30, 2022. The increase in other income and interest income, net during the three and nine months ended September 30, 2023 was primarily due to an increase of interest earned on our invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. Through September 30, 2023, we have recognized $3.0 million in collaboration revenue under the Collaboration Agreement with Moderna. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as payments pursuant to our collaboration with Moderna. In June 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-

on public offering, resulting in net proceeds of $211.3 million, after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of November 9, 2023, the issuance date of the condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. In March 2023, in connection with the Share Purchase Agreement with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $291.0 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(27,767)	$(79,445)
Net cash used in investing activities	(7,784)	(174,119)
Net cash provided by financing activities	35,740	12,906
Net increase (decrease) in cash, cash equivalents and restricted cash	$189	$(240,658)

Operating activities

During the nine months ended September 30, 2023, operating activities used $27.8 million of cash, primarily resulting from our net loss of $91.4 million, offset by the net changes in our operating assets and liabilities of $48.1 million and the net of non-cash charges of $15.6 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2023 consisted of a $44.5 million increase of deferred revenue, a $4.8 million decrease in operating lease right-of-use assets, a $1.4 million decrease in prepaid expenses and other current assets, a $0.9 million decrease of other noncurrent assets offset by a $0.3 million increase in tenant receivable, a $1.2 million decrease of accrued expense and other current liabilities and accounts payable and a $2.0 million decrease in operating lease liability.

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

Investing activities

During the nine months ended September 30, 2023, net cash used in investing activities was $7.8 million, primarily due to purchases of marketable securities of $296.0 million and property and equipment of $2.8 million during the period, offset by $291.0 million in maturities of marketable securities. During the nine months ended September 30, 2022, net cash used in investing activities was $174.1 million, due to an increase in purchases of marketable securities of $221.0 million and property and equipment of $8.2 million during the period, offset by $55.0 million in maturities of marketable securities. Property and equipment purchases during the nine months ended September 30, 2023 and 2022 were primarily related to leasehold improvements and lab equipment for our facility in Cambridge, Massachusetts.

Financing activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $35.7 million, consisting primarily of net proceeds from the sale and issuance of our common stock to Moderna. During the nine months ended September 30, 2022, net cash provided by financing activities was $12.9 million, consisting primarily of net proceeds from the issuance of common stock pursuant to our “at-the-market” sales agreement of $12.4 million and $1.0 million in proceeds from the exercise of common stock options and other types of equity, net during the period, offset by tax withholding payments relating to net share settlements of restricted stock units.

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

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditures into 2026. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although we may receive potential future payments under our collaboration with Moderna, we do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect the holdings or the rights of our common stockholders.

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

Except for the addition of Revenue Recognition, during nine months ended September 30, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes included in our Annual Report.

Revenue Recognition

We enter into collaboration agreements that are within the scope of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”, or ASC 606, under which we license rights to certain of our potential product candidates and perform research and development services.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for contracts determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer. For a further discussion, please refer to Note 2, Revenue Recognition.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable securities of $197.7 million as of September 30, 2023. During the nine months ended September 30, 2023, we recognized $8.5 million in interest earned on our invested cash balances and we did not record any impairment charges to our marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report.

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

GENERATION BIO CO.

Date: November 9, 2023	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)