Form 10-K
period 2023-12-31
Generation Bio Co.
filed 2024-03-06
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $299.4 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

As of February 29, 2024, there were 66,477,111 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report include, among other things, statements about:

●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the potential achievement of milestones and receipt of payments under our collaboration with ModernaTX, Inc., or Moderna;
●	the potential advantages of our non-viral genetic medicine platforms;
●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for any product candidates we may develop;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	our estimates regarding the potential addressable patient populations for our programs;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or may become available; and
●	our ability to maintain and establish collaborations or obtain additional funding.

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

RISK FACTOR SUMMARY

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage stockholders to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are very early in our development efforts. We have not identified any product candidates for investigational new drug, or IND, -enabling studies or clinical development. As a result, it will be many years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts;
●	Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability;
●	Our non-viral genetic medicine platforms are based on novel technologies that are unproven, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;
●	We may encounter substantial delays in commencement, enrollment or completion of our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, any of which could prevent us from commercializing any product candidates we may develop on a timely basis, if at all;
●	If any product candidates we may develop cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval;
●	The outcome of preclinical studies may not be predictive of later preclinical studies or clinical trials;
●	Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate we may develop, or the approval may be for a more narrow indication than we expect;
●	The manufacture of genetic medicines is complex and difficult and is subject to a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others of which are unique to the manufacture of genetic medicines. We could experience manufacturing problems that result in delays in our development or commercialization programs;
●	We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research, preclinical and clinical testing, and these third parties may not perform satisfactorily;
●	If we fail to comply with our obligations under our existing license agreements, or under any future intellectual property licenses, or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business;
●	If we breach, or a counterparty breaches, our agreements with third parties or if there is a dispute concerning any of our agreements with third parties, our business could be materially harmed; and

●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop and technology may be adversely affected.

ITEM 1.BUSINESS

Overview

We are innovating non-viral genetic medicines to provide durable, redosable treatments for potentially hundreds of millions of patients living with rare and prevalent diseases. We are developing two distinct and complementary platforms that we believe will enable highly differentiated therapeutic applications.

Our first platform is a potent, highly selective cell-targeted lipid nanoparticle, or ctLNP, delivery system for nucleic acids, which is designed to avoid off-target clearance by the liver and spleen, enabling ctLNPs to persist in systemic circulation and allowing for highly selective and potent ligand-driven targeting to specific tissues and cell types. The identification and optimization of new ligands to target new tissues and cell types is an efficient, flexible, and modular process, which we believe may allow us to rapidly expand our portfolio.

Our second platform is our novel immune-quiet DNA, or iqDNA, which is an optimized variant of our closed-ended DNA, or ceDNA, designed to enable long-lasting high levels of gene expression from non-integrating episomes, while avoiding innate immune sensors that have long prevented DNA from use in non-viral systems. Underpinning the iqDNA platform is our highly scalable, capsid-free manufacturing process that uses our proprietary, cell-free rapid enzymatic synthesis, or RES, to produce highly pure iqDNA at scale.

We are advancing a portfolio of programs guided by the potent and highly selective delivery of messenger RNA, or mRNA, and/or iqDNA to T cells, hematopoietic stem cells, or HSCs, and hepatocytes. Our work in T cells initially focuses on in vivo reprogramming of this cell type to treat cancer and autoimmune diseases. Our HSC research is focused initially on in vivo gene editing of HSCs for hematologic disorders, prioritizing sickle cell disease and beta-thalassemia. Our work in hepatocytes prioritizes hemophilia A, a rare monogenic disease that results from mutations in a single gene, has significant unmet need, and clear biomarkers for development.

We plan to expand our portfolio to include programs for additional indications in other tissues, including retina, skeletal muscle, and the central nervous system, or CNS, by developing discrete ctLNPs, each with a unique targeting ligand engineered to provide targeted delivery of mRNA and/or iqDNA to T cells, HSCs and hepatocytes, or delivery of antibody genes to direct the liver to produce therapeutic antibodies from patients’ own cells, which we refer to as endogenous therapeutic antibody production, or ETAP.

Our non-viral genetic medicine platforms – overview

We believe our two distinct and complementary platforms – our ctLNP delivery system, which is highly specific, and our iqDNA, which we expect may have multi-year durability in a single dose – may enable us to provide dosing for hundreds of millions of patients living with a broad range of rare and prevalent diseases. We also believe the features of each platform will allow the cost of production for our genetic medicines to compare favorably to the cost of production of current biologic products.

ctLNP

Our ctLNP platform is a modular delivery system for nucleic acids comprising three elements: a core stealth lipid nanoparticle, or LNP, which avoids off-target clearance by the liver and spleen and persists in systemic circulation, a small format antibody- or sugar-based targeting ligand, which allows for potent and highly selective targeting to specific tissue and cell types, and bioconjugated linkers that facilitate modular attachment of the targeting ligands to the LNP. We have shown in both mouse and non-human primate, or NHP, studies that ctLNP targeting T cells are able to transduce over 75% of circulating and splenic T cells in a receptor-selective manner, with less than 1% clearance by the liver and spleen, and minimal off-target delivery to circulating and splenic myeloid and B cells. This lack of off-target clearance has allowed our ctLNP to transduce target T cells at doses as low as 0.005 mg/kg in mice. Together with the potential to deliver different nucleic acid cargos, this stealth profile may enable a redosable in vivo approach to creating therapeutic T cell and HSC products and delivery to a wide variety of additional tissues and cell types such as other immune cell types, retina, skeletal muscle, and CNS.

iqDNA

Our iqDNA is a novel, proprietary immune-quiet DNA that includes the gene of interest and endogenous or engineered regulatory sequences. Our iqDNA is designed to drive durable episomal expression and potentially could be used as a template for large gene insertion. We have produced iqDNA with human Factor VIII, or FVIII, that has demonstrated durable expression in mice as well as an immune quiet profile across a range of LNP formulations in non-human primates (NHPs). We believe our iqDNA has the potential to carry a significant majority of the human coding sequences known to be relevant for the treatment of diseases that result from mutations in a single gene or in multiple genes.

Underpinning the iqDNA platform, our highly scalable manufacturing process uses our proprietary cell-free RES to produce iqDNA. This novel, next-generation process does not rely on Sf9 cells to manufacture iqDNA. Instead, RES uses enzymes to convert plasmid DNA and synthetic oligonucleotides into iqDNA, similar to the current high-capacity methods used to manufacture mRNA vaccines.

Our strategy

We are advancing our ctLNP and iqDNA platforms to develop the next wave of non-viral genetic medicines. Our aim is to provide sustainable, transformative, life-long treatment for hundreds of millions of patients living with rare and prevalent diseases by using ctLNP for potent and selective delivery of iqDNA and other nucleic acid cargos to tissues and cell types previously unreachable by genetic medicines.

We have established a leading position in preclinical development of non-viral genetic medicine by investing in our platforms and by rigorously protecting our innovations through an expanding intellectual property portfolio. We also intend to invest in new technologies that may further accelerate the development of our genetic medicines, build out our capabilities to commercialize our genetic medicines on our own and continue to evaluate strategic collaborations.

Advantages of our non-viral genetic medicine platforms

Our non-viral genetic medicine platforms are designed to overcome the limitations of current genetic medicine approaches and we believe will disrupt the field of genetic medicine. We believe that our platforms may provide the following advantages:

●	Targeted, multi-cell delivery: We have designed our ctLNP delivery system to provide selective uptake to the desired cell type. Our ctLNPs are designed to achieve highly efficient targeting to the intended receptor-positive cell type for therapeutic benefit, with limited delivery to off-target cells or clearance organs. This profile may enable us to efficiently target tissues and cell types beyond the liver that have previously been out of reach of genetic medicines.
●	Specific delivery of multiple cargos: Our ctLNP is designed to enable selective delivery of mRNA, iqDNA, or a combination of both as a cargo within a single ctLNP. This flexibility creates the opportunity to pursue a range of therapeutic mechanisms including gene therapy, gene editing and cellular reprogramming within our target tissues and cell types.
●	Redosable administration: Our ctLNP system and iqDNA cargo have each been designed to avoid stimulating immune responses in patients, thereby enabling redosing. The ability to redose provides several advantages:
●	Individualized patient titration to reach desired level of expression or gene correction: We expect our genetic medicines will enable individualized patient titration, allowing each patient to be redosed until they reach the level of expression or gene correction required to address their specific needs. Patients and physicians may achieve individual therapeutic goals in a predictable manner.
●	Greater opportunity to demonstrate efficacy in first-in-human trials: Because we may be able to redose, we expect that a greater proportion of patients participating in our early clinical trials may achieve the desired level of gene expression or correction.

●	Extending expression: If expression of the gene of interest begins to wane for an individual patient, we expect that redosing could restore effective expression levels, prolonging the benefits of our therapies throughout the patient’s life.
●	Reach pediatric patients: Rapidly waning expression of the replaced gene due to organ growth and dividing cells in children limits the utility of a single administration of a gene therapy. We expect that the properties of our medicines may allow us to initiate treatment in childhood and allow the patient to prolong the benefits thereafter. Early intervention near the onset of disease may enable a greater therapeutic benefit throughout the patient’s life.
●	Durable expression: Our iqDNA is highly stable and establishes extra-chromosomal episomes in the nucleus of cells to drive durable expression of the gene of interest. This durability has the potential to enable years-long expression for patients with each dose, minimizing the treatment burden for patients.
●	Address untreated or under-treated patients: Our medicines may be used to treat patients with pre-existing immunity to the adeno-associated virus, or AAV, viral capsid, and therefore not able to receive AAV gene therapy treatments, as well as patients whose efficacy outcomes on current gene therapy were insufficient in level or duration of expression.
●	Delivery of large genetic payloads: The large payload capacity of iqDNA arises from the lack of capsid packaging constraints that limit DNA incorporation in AAV gene therapy to less than 4.7 kb. Our highly scalable manufacturing process using RES to produce iqDNA routinely prepares constructs of up to 8 kb in length without loss in yield or quality and we have not identified an upper limit of construct length. Additionally, since iqDNA has the potential to be used as a template for gene insertion, it has the potential to expand the scope of in vivo gene editing by supporting large gene replacement and correction.
●	More potent constructs: Our iqDNA has the potential to improve upon existing genetic medicine modalities by utilizing novel expression elements that exceed the capacity of AAV gene therapy.
●	Larger genes: Our iqDNA may enable treatment of monogenic diseases requiring larger genes that are not possible to deliver with current genetic medicines.
●	Multiple genes: Our iqDNA has the potential to include novel multi-gene constructs to produce complex biologics such as monoclonal antibodies, or mAbs, or to address conditions that need more than one type of genetic correction.
●	Native gene regulation: The large capacity of iqDNA provides us the ability to incorporate native regulatory elements that are naturally associated with the gene we are replacing. We believe this will allow for activity of the replaced gene to increase or decrease in response to the body’s own signals.
●	Potential expansion to reach hundreds of millions of patients: We aim to provide dosing for hundreds of millions of patients living with rare and prevalent diseases through the combination of our platforms with the expected multi-year durability of a single dose of iqDNA, targeted delivery and our manufacturing capacity.
●	Sustainable payer model: Our cost-effective manufacturing process using RES, combined with the potential to redose patients to extend expression, may allow payers to better predict clinical outcomes and, as a result, to cover our medicines within the current reimbursement paradigm.

We believe that our genetic medicine platforms have the potential to reach previously untreatable or under-treated patients and address new indications, including those with large patient populations, thereby unlocking the full potential of genetic medicine.

Our non-viral genetic medicine platforms

Cell-targeted LNP delivery system

LNP technology has been developed over the past two decades for the effective delivery of nucleic acids to the liver. Second-generation LNP technologies incorporate novel lipid components that improve potency, increase tolerability and are biodegradable.

Our ctLNP delivery system for nucleic acids is comprised of three elements. A core stealth LNP, which has been shown in mouse and NHP studies to avoid off-target clearance by the liver and spleen and to enable ctLNPs to persist in systemic circulation; a small format antibody- or sugar-based targeting ligand, intended to allow for highly potent and selective targeting to specific tissues and cell types; and bioconjugated linkers that facilitate modular attachment of the targeting ligands to the LNP. By de-targeting the liver and spleen and targeting receptor-mediated, selective uptake in cells of interest, this system is designed to overcome the limitations of traditional LNPs to deliver RNA and DNA cargos to tissues and cell types previously unreachable by genetic medicines.

Our ctLNPs are designed to enable more selective control of biodistribution than has previously been available for nanoparticles. Traditional LNPs are subject to opsonization and non-specific clearance by cells of the reticuloendothelial system, predominantly myeloid cells in the liver and spleen. This rapid clearance out of circulation has limited the ability to use active ligand targeting to efficiently direct LNPs to other cell and tissue types. The foundation of our ctLNP delivery system is a stealth LNP that has been compositionally optimized to avoid this off-target clearance. In mouse and NHP studies, we have shown that our ctLNPs persist at high levels in circulation, and through modular bioconjugation of targeting ligands we have demonstrated control of their biodistribution to target cells with a high degree of receptor-selectivity and potency. This profile may enable access to new tissues and cell types and widen the therapeutic index by both reducing dose and limiting off-target delivery.

We are currently optimizing our ctLNPs for ligand-directed, selective delivery to T cells, HSCs and hepatocytes as well as other tissues and cell types. We have filed numerous patent applications, including those covering fundamental LNP technology as well as methods to avoid or reduce immune response.

Immune-Quiet DNA

iqDNA is engineered to avoid recognition by known DNA pattern recognition receptors, such as cGAS, TLR9 and AIM2, which form part of the innate immune system. iqDNA includes the target gene or genes of interest, along with key components of the expression cassette, which is the full genetic sequence necessary to drive transcription including spacers, promoters and untranslated regions. By gene of interest, we specifically mean the transcribed region of the target gene. To date, we have designed, produced and purified iqDNA constructs of up to 8 kb using RES without loss in yield or quality, and have not identified an upper limit of construct length. iqDNA formulated with luciferase and FVIII have been shown to be immune quiet in both mouse and NHP models, showing baseline levels of cytokine stimulation at doses as high as 2 mg/kg when delivered by LNPs. This profile has been demonstrated across a range of LNPs. iqDNA has also been shown to support transgene expression in mice. We have filed key patent applications covering iqDNA.

iqDNA capacity

The large payload capacity of iqDNA enables our constructs to carry large genes, multiple genes, or combinations of genes with regulatory elements. This capacity arises from the lack of capsid packaging constraints that limit DNA incorporation in AAV gene therapy to less than 4.7 kb. We believe iqDNA can carry a significant majority of the human coding sequences known to be relevant for the treatment of diseases that result from mutations in a single gene or in multiple genes. The practical applications of increased capacity include the ability:

●	to improve expression of existing targets of viral gene therapy and mRNA;
●	to incorporate genes too large to be packaged in viral vectors like AAV;
●	to include multiple genes, or to produce more than one transcript, which opens the possibility of creating several therapeutic molecules per iqDNA to address conditions that need more than one type of genetic correction as well as producing antibody therapies from patients’ own cells; and

●	to add native regulatory elements that are naturally associated with the gene we are replacing, which may allow for activity of the replaced gene to increase or decrease in response to the body’s own signals.

iqDNA applications

The application of iqDNA as a versatile DNA with an immune-quiet profile, robust expression and large gene capacity creates several potential attractive therapeutic applications. Our core focus has been on the application of iqDNA to therapeutic gene transfer to leverage durable episomal expression in the nucleus of post-mitotic target cells. Additionally, the full realization of the potential for in vivo gene editing requires delivery of a DNA template for full gene correction or insertion. We believe that using iqDNA for this full gene insertion modality may provide all of the advantages of non-viral delivery, most notably the ability to titrate to effect for lifelong gene correction.

Highly scalable manufacturing

We have built state-of-the-art development laboratories and developed novel upstream and downstream processes as well as analytical methodologies that consistently produce highly pure iqDNA. We have developed RES, our novel, next-generation rapid enzymatic synthesis, which enabled the discovery of iqDNA. RES does not rely on Sf9 cells and uses enzymes to convert plasmid DNA and synthetic oligonucleotides into iqDNA, similar to the current high-capacity methods used to manufacture mRNA vaccines.

We have entered into an agreement with an external cleanroom facility at which we expect to manufacture current Good Manufacturing Practice, or cGMP, -compliant clinical and initial commercial supply of iqDNA using RES that will allow us to retain control over personnel, quality, infrastructure and process. We may enter into additional agreements with contract manufacturing organizations, or CMOs, to provide further manufacturing capacity.

Our portfolio

We are advancing a portfolio of programs guided by the potent and highly selective delivery of mRNA and/or iqDNA using our ctLNP delivery system to target T cells, HSCs, and hepatocytes, and intend to expand to additional tissues and cell types.

Our work in T cells focuses on in vivo reprogramming of this cell type to treat cancer and autoimmune diseases. Our HSC research is focused initially on in vivo gene editing of HSCs for hematologic disorders, prioritizing sickle cell disease and beta-thalassemia. Our work in hepatocytes prioritizes hemophilia A, which has significant unmet need, and clear biomarkers for development. As we continue to develop and optimize our platforms, we intend to expand our portfolio to target additional indications in those cell types, as well as in other tissues and cell types, including retina, skeletal muscle and the CNS.

T Cells

Engineered T cells have emerged as a powerful new cell therapy in oncology. CAR-T cells, engineered ex vivo to express ligands against various B cell receptors, are infused to treat a variety of hematologic malignancies such as lymphoma. While effective, the ex vivo creation of CAR-T therapies involves an expensive and lengthy process, as well as pre-infusion chemotherapy, or conditioning, which has significant near- and longer-term toxicity for patients. We aim to deliver the genes required to create therapeutically active T cells with our potent and highly selective ctLNP system, using mRNA or iqDNA cargo depending on the application. We believe that our in vivo T cell approach would allow for faster treatment without the need for ex vivo engineering of drug product, treatment for patients who cannot tolerate the toxicity of chemotherapy, redosing to support increased levels of T cell expression, and would not require conditioning chemotherapy. In addition, we believe this approach would be far lower in cost, enabling access and sustainability for the modality. Our in vivo approach is differentiated by the efficiency of our T cell delivery, with which we have demonstrated transduction of the majority of T cells at very low doses in both murine and NHP models, and by redosing, which would allow therapy to begin at low doses, to be adjusted upward as needed, and to extend therapy as needed. We believe this will greatly expand the demand for T cell therapeutics in the oncology market, and in particular, that the greater tolerability and reduced toxicity of our approach will support the ongoing expansion of CAR-T therapies to address autoimmune and inflammatory disorders, where we believe patients will be unwilling to accept toxicity.

Hematopoietic Stem Cells

HSCs are an early progenitor cell lineage that gives rise to the majority of immune and hematologic cells, and as such they represent a powerful target for creating engineered cell therapies. Like T cells, existing therapies targeting HSCs involve ex vivo engineering of HSCs, with targeted inactivation of regulatory elements leading to an increase in fetal hemoglobin for the treatment of sickle cell disease and beta-thalassemia. Also, as with CAR-T, this ex vivo process suffers from limitations in speed, cost, access, and toxicity. We are developing ctLNPs specifically targeted to HSCs, and intend to develop the RNA-based editors required to increase fetal hemoglobin production. In addition to moving the treatment paradigm for sickle cell disease and beta-thalassemia to an in vivo method, we also believe this approach can be used to address a series of hematological disorders using RNA editors in some cases, and iqDNA in others. We believe that the features of our platforms can potentially expand the treatment options and market opportunity for sickle cell disease and beta-thalassemia, and support the expansion of HSC therapeutics more broadly.

Hepatocytes

Hepatocytes are the main cell type of the liver, where they are responsible for a wide variety of synthetic functions, including production of many of the most abundant human housekeeping proteins. This capability makes hepatocytes an ideal target cell to transduce with iqDNA in order to create a biofactory that produces therapeutic proteins. The potential therapeutic areas addressable with this approach are very large, essentially following the current scope of existing biologics. We are developing a program for hemophilia A as our first indication in this area because there is significant unmet need and the preclinical, clinical and regulatory development pathways are well defined.

Hemophilia A

Hemophilia A is a rare X-linked hereditary bleeding disorder characterized by impaired blood coagulation as a result of deficiencies in the production or function of coagulation FVIII. There are approximately 16,000 hemophilia A patients in the United States and 320,000 patients worldwide. Because of the deficiency of coagulation FVIII, hemophilia A patients bleed in joints, muscles, soft tissues and within mucous membranes, which can be either spontaneous or due to internal or external trauma, depending on the severity of the disease. The diagnosis of hemophilia A is often made at a young age, earlier than 36 months, based on persistent bleeding or internal hemorrhage.

There are no currently approved or investigational gene therapies that have been shown to durably induce therapeutic FVIII levels in all patients of all ages, nor gene therapies that can be redosed when FVIII expression wanes through the life of the patient. Given the variable response to gene therapy in patients with hemophilia A, we believe titration at onset of therapy is critical to ensure that all patients get within a therapeutic range. Since there are potential consequences to expressing too much FVIII, such as excess blood clotting, we expect the ability to titrate the therapy is important to enable an optimal dosing regimen.

Our genetic medicine approach aims to achieve therapeutic FVIII levels in patients of all ages, resulting in normalization of bleeding risk and the prevention of irreversible tissue and organ dysfunction. Our approach has the potential to titrate expression in each patient to reach target FVIII levels, avoiding supratherapeutic levels and minimizing the thrombotic, or clotting, risk to the patient. In addition, we can potentially treat patients for life by episodically following FVIII levels and redosing as needed, should expression wane over time. Redosing may also enable broader access for all patients with severe disease, and for children with mild to moderate disease severity who are currently managed through on-demand treatment.

Next steps in 2024

We plan to continue to advance our three programmatic areas of focus, T cells, HSCs, and hepatocytes under our two platforms, and expect to communicate milestones relevant to the development path for each. In addition, we continue to evaluate the potential for new collaborations to expand and deepen the reach of our proprietary platforms.

ctLNP

We intend to demonstrate highly selective delivery to T cells with therapeutic transgenes in humanized mice and proof of concept of specific and potent HSC targeting in vivo in a humanized mouse model.

iqDNA

We intend to optimize our iqDNA for application in hepatocytes and T cells with a focus on improving potency in these cell types.

Expansion opportunities and early research

We plan to expand our portfolio both by targeting new indications within T cells, HSCs, and hepatocytes, and by extending the reach of our platforms by targeting additional tissues and cell types.

In the liver, we intend to target additional diseases such as phenylketonuria, or PKU, a deficiency of the hepatic enzyme phenylalanine hydroxylase, which results in neurocognitive manifestations including failure to attain early developmental milestones; Wilson disease, a mutation in the ATP7B copper transporter that results in toxic accumulation of copper in the liver and brain; and Gaucher disease, type 1, an insufficient expression of lysosomal enzyme glucocerebrosidase, causing a toxic lipid to accumulate in visceral organs resulting in enlargement of the spleen or liver and cytopenia. We also intend to explore the potential to address additional indications for T cells and HSCs.

Additional tissues of interest include the retina, skeletal muscle, and the CNS. In the retina, we believe using iqDNA to deliver large genetic payloads may be able to address indications that current AAV gene therapy approaches are unable to, such as Lebers congenital amaurosis type 10, the most common genetic cause of childhood vision loss caused by mutations in the CEP290 gene, and Stargardt disease, the most common inherited macular dystrophy caused by a mutation in the ABCA4 gene. In skeletal muscle, we believe that our platforms may be relevant for several rare monogenic diseases, including muscular dystrophies. Lastly, in the CNS, we plan to explore the use of iqDNA to correct disorders such as Dravet syndrome, an epilepsy disorder usually caused by a loss-of-function mutation in the SCN1A gene.

Manufacturing

We have built state-of-the-art development laboratories and developed novel upstream and downstream processes as well as analytical methodologies that consistently produce highly pure iqDNA. We have developed RES, our novel, next-generation rapid enzymatic synthesis, which in turn enabled the discovery of iqDNA. RES does not rely on Sf9 cells and uses enzymes to convert plasmid DNA and synthetic oligonucleotides into iqDNA, similar to the current high-capacity methods used to manufacture mRNA vaccines.

We have entered into an agreement with an external cleanroom facility at which we expect to manufacture cGMP-compliant clinical and initial commercial supply of iqDNA using RES that will allow us to retain control over personnel, quality, infrastructure and process. We may enter into additional agreements with contract manufacturing organizations, or CMOs, to provide further manufacturing capacity. We expect that scaling RES may enable us to manufacture our potential drug candidates in a cost-effective manner and to expand access to patients with prevalent diseases that require hundreds of millions of doses, on a sustainable basis. We have transitioned all of our iqDNA manufacturing to RES.

Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. These regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our systems and contractors are required to comply with these regulations and are assessed through regular monitoring and formal audits.

Drug substance

The manufacturing of our iqDNA drug substance is anticipated to occur in an external cleanroom facility where we will retain control over personnel, quality, infrastructure and process. We have established a cGMP-ready process at a scale that we believe will provide sufficient ceDNA drug substance for our clinical and initial commercial supply.  We have invested in technical expertise and internal capabilities to optimize and develop the iqDNA drug substance process and to provide technical management and quality oversight for our process transfers to CMOs.

Future iqDNA drug substance processes may require additional manufacturing capabilities, which may be addressed by either increasing our capacity at our current cleanroom facility or establishing manufacturing supply relationships with new contract manufacturers. These changes in processes may also require new supply chain agreements with CMOs that specialize in raw material manufacturing.

Drug product

Our drug product is our drug substance, iqDNA, and/or mRNA formulated with ctLNP. We believe that our drug product requirements can be met by a variety of domestic and international CMOs. We have selected a subset of experienced organizations familiar with the specific operations that our current drug product processes require. We have established a service agreement with one of these CMOs and completed an initial feasibility study with this contractor. In addition, we have also engaged with suppliers for key components of our ctLNP delivery system.

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

Patent portfolio

As of December 31, 2023, we own approximately 58 patent application families related to our business, including 12 pending Patent Cooperation Treaty, or PCT, patent applications and 35 PCT applications that have entered the national stage in the United States and certain foreign jurisdictions, including Europe and Japan (one of which is jointly owned with the University of Massachusetts Medical School, or UMass), and we exclusively license one patent application family, which includes issued patents in each of the United States, Europe, China, South Korea, Japan, Russia, Hong Kong, Israel, Macau, Mexico and South Africa, and pending national stage applications in several other jurisdictions, including Australia, Canada, New Zealand, and Singapore. We also non-exclusively license one patent application family, which includes issued patents in each of the United States, Australia, Brazil, China, South Korea and Israel and national stage patent applications in several other jurisdictions, including Europe and Japan. In addition, we own approximately 11 U.S. provisional patent applications within the priority year. Currently, all wholly-owned patent applications covering our programs or technology, including the iqDNA and ceDNA platforms, ctLNP delivery system for one or more nucleic acid payloads (ceDNA, iqDNA and/or mRNA) and manufacturing processes are pending, except for four issued patents in Russia, covering various ceDNA and LNP compositions and uses. Our wholly-owned and licensed patents and patent applications cover various aspects of our programs and technology, including a broad range of our iqDNA and ceDNA constructs, ctLNP delivery system and manufacturing process as further described below. Any U.S. or foreign patents issued from national stage filings of our owned or exclusively in-licensed patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional and pending PCT patent applications would be scheduled to expire on various dates from 2037 through 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

ctLNP platform

As of December 31, 2023, we own approximately 19 patent application families, including five pending PCT patent applications and 14 PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States within the priority year with respect to our ctLNP delivery system, including certain lipid and lipid nanoparticle compositions and optionally in combinations with one or more nucleic acid cargos such as iqDNA, ceDNA, mRNA and/or specific cell-targeting agents and methods of use. We have one issued patent in Russia covering LNP compositions comprising asymmetrical ceDNA constructs. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from any non-provisional applications we may file in connection with these provisional patent applications would be scheduled to expire on various dates from 2038 through 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

iqDNA

As of December 31, 2023, we own 1 patent application family, which is a pending PCT patent application, that covers various compositions of iqDNA and combined compositions of iqDNA with a wide range of LNPs. Any U.S. or foreign patents issued from any non-provisional applications we may file in connection with the PCT patent application would be scheduled to expire in 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

ceDNA

As of December 31, 2023, we own approximately 33 patent application families, including four pending PCT patent applications and 18 PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States (one of which is jointly owned with UMass and one of which is jointly owned with Vir Biotechnology), including 3 issued patents in Russia covering various ceDNA constructs in combination with LNP formulation comprising the ceDNA constructs, and its uses in, for example, treatment of various diseases and gene editing. We also exclusively license from UMass and Voyager Therapeutics, Inc., or Voyager, one patent family, which has been granted in the United States, Europe, China, South Korea, Japan, Russia, Hong Kong, Israel, Macau, Mexico and South Africa, and pending in other jurisdictions, including Australia, Canada, New Zealand, and Singapore. These issued patents and pending patent applications cover various aspects of our ceDNA construct, including ceDNA construct variants, certain disease-targeted ceDNA compositions and methods of use. We have also non-exclusively licensed one patent application family from the National Institutes of Health, or NIH, and the Institut de Myologie, Universite Pierre et Marie Curie, Centre National de la Recherche Scientifique and Inserm Transfert SA, which we refer to as the French Institutions, which includes issued patents in each of the United States, Australia, Brazil, China, South Korea and Israel and national stage patent applications in other jurisdictions, including Europe and Japan, which cover our ceDNA construct, certain disease-targeted ceDNA compositions and methods of use. In addition, we own approximately 11 U.S. provisional patent applications within the priority year, which cover ceDNA construct variants, general applications of the ceDNA construct technology and certain properties of the construct, specific disease-targeted ceDNA compositions and methods of use. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from non-provisional applications we may file in connection with the pending provisional patent applications would be scheduled to expire on various dates from 2038 through 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Manufacturing processes

As of December 31, 2023, we own approximately five patent application families (three of which cover technologies related to RES for ceDNA and iqDNA and one of which specifically covers iqDNA manufacturing combined with RES), including two pending PCT patent application and three PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from any non-provisional applications we may file in connection with the PCT patent application would be scheduled to expire on various dates from 2039 through 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

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

License and collaboration agreements

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

As part of the NIH Agreement, we agreed to make milestone payments upon the achievement of certain milestones up to a maximum aggregate total of $350,000 for each licensed product, as well as a low single-digit royalty on net sales of licensed products. These royalty obligations last on a licensed product-by-licensed product and country-by-country basis until the expiration of the last licensed patent rights covering such licensed product in such country. In addition, if we sublicense rights under the NIH Agreement, we are required to pay a high single-digit percent of the sublicense revenue to the NIH. Additionally, under the NIH Agreement, we may be required to reimburse the French Institutions for a portion of certain past and ongoing patent related expenses, including expenses associated with the preparation, filing, prosecution and maintenance of all patents and patent applications. As of December 31, 2023, there have been no invoiced expenses related to these reimbursable costs.

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

As part of the UMass Agreement, we have issued to UMass 125,677 shares of our common stock. In addition, we may be obligated to make milestone payments up to $1,143,750 per licensed product that are contingent upon the achievement of certain regulatory and commercialization milestones, as well as low single-digit royalties on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis. If we sublicense our rights under the UMass Agreement, we are required to pay a low-to-mid single-digit percentage of the license revenue to UMass, which will vary depending on when the sublicense agreement to a third party was executed. Royalty obligations under the UMass Agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country. As of December 31, 2023, we have paid the first milestone to UMass for the issuance of the first patent in the licensed patent application family, and we have recorded no royalty or other milestone liabilities under the UMass Agreement.

Collaboration and license agreement with Moderna

In March 2023, we entered into the Collaboration and License Agreement, or the Collaboration Agreement, with Moderna, to collaborate on developing treatments for certain diseases by targeting delivery of nucleic acids to liver cells and certain cells outside of the liver. Under the Collaboration Agreement, the parties have agreed to collaborate on three preclinical research programs relating to LNP delivery systems and nucleic acid payloads, with each party obtaining certain rights to intellectual property used in and arising out of such research programs. Each party will be solely responsible for its own clinical development and commercialization of products under the Collaboration Agreement.

The first research program, or the Non-Liver ctLNP Program, is focused on the discovery and development of ctLNPs directed to agreed-upon immune cell types, or the Cell Target Types. The second research program will be focused on the use of ctLNPs developed under the Non-Liver ctLNP Program to discover and develop products directed to agreed-upon targets outside of the liver, or the Non-Liver Targets. The third research program will be focused on the discovery and development of products directed to specified indications to be targeted in the liver, or the Liver Targets, including rare and prevalent indications.

The research programs are being conducted pursuant to research plans and associated research budgets established by governance committees formed by the parties. Moderna has agreed to reimburse us for the internal and external costs incurred by us in conducting the research programs, to the extent consistent with such research plans and budgets.

Pursuant to the Collaboration Agreement, Moderna has exclusive options, upon payment of option exercise fees, to obtain worldwide, exclusive, sublicensable licenses under specified intellectual property of ours to develop, manufacture and commercialize (a) products comprising LNP delivery systems and nucleic acid payloads that are directed to (i) up to two of the Liver Targets, (ii) up to two of the Non-Liver Targets and (iii) a third Liver Target or Non-Liver Target and (b) Independent Program Products (as defined below) that include mRNA that are directed to gene and protein targets in any of the Cell Target Types, or Exclusive Targets. Subject to certain exclusivity obligations, each party has granted to the other a worldwide, non-exclusive, sublicensable license under certain LNP-related intellectual property arising out of the Non-Liver ctLNP Program, or the Joint Collaboration ctLNP Intellectual Property, to develop, manufacture and commercialize products comprising LNP delivery systems and nucleic acid payloads directed to gene and protein targets in any of the Cell Target Types, or the Independent Program Products.

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

Under the terms of the Collaboration Agreement, Moderna made an upfront payment to us of $40 million, as well as $7.5 million in prepaid research funding. In addition, we are eligible to receive up to an aggregate of $1.8 billion in milestone payments upon the achievement of specified development, regulatory, commercial, and sales milestone events, research term extensions fees and exclusivity extension fees. Subject to reductions in specified circumstances, we will also be entitled to receive certain tiered royalties: (i) ranging from high-single-digits to low-double-digits on sales of licensed products that are directed to the liver targets and non-liver targets with respect to which Moderna has exercised its exclusive license  options, and (ii) in the single digits on sales of Independent Program Products, including the exclusively licensed Independent Program Products. In consideration for the non-exclusive license granted by Moderna to us under the LNP-related intellectual property arising out of the research program focused on the discovery and development of ctLNPs directed to agreed-upon immune cell types, we have agreed to pay Moderna tiered royalties ranging from low-single-digits to mid-single-digits on sales of Independent Program Products that include mRNA, subject to reductions in specified circumstances.

Unless earlier terminated, the Collaboration Agreement will expire upon the expiration of the last royalty term for the last licensed product. The Collaboration Agreement may be terminated by Moderna, on a target-by-target and country-by-country basis or in its entirety, upon 90 days’ prior written notice.  Either party may, subject to specified cure periods, terminate the Collaboration Agreement in the event of the other party’s uncured material breach. Either party may also terminate the Collaboration Agreement under specified circumstances relating to the other party’s insolvency.

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

There are numerous companies that are selling or developing genetic medicines, including in indications for which we may develop our non-viral genetic medicines. These companies include viral gene therapy companies such as BioMarin Pharmaceuticals, Inc., Homology Medicines, Inc., Adverum Biotechnologies, Inc., Ultragenyx Pharmaceutical Inc., Sana Biotechnology, Inc., Umoja BioPharma, Inc., Pfizer Inc. and Hoffmann La Roche Ltd; gene editing companies such as CRISPR Therapeutics AG, Intellia Therapeutics, Inc., bluebird bio, Inc., Ensoma, Inc., Editas Medicine, Inc., Beam Therapeutics Inc., Tessera Therapeutics, Inc., and Prime Medicine, Inc.; in vivo LNP delivery companies such as Capstan Therapeutics Inc. and Orna Therapeutics, Inc.; and mRNA companies such as Moderna, Inc.

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

Reporting clinical trial results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s final rule on registration and reporting requirements for clinical trials became effective in 2017. With the issuance of pre-notices for voluntary corrective action and several notices of non-compliance during the past two years, the FDA has signaled the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress began requiring sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product.  These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products.  Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them.  In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s, or ICH, recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

Clinical Studies Outside the United States in Support of FDA Approval

In connection with our clinical development program, we may conduct trials at sites outside the United States.  When a foreign clinical study is conducted under an IND application, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND application, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND application or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of United States approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND application, or pre-IND application meeting, at the end of a Phase 2 clinical trial, or EOP2 meeting, and before an NDA or BLA is submitted, or pre-NDA or pre-BLA meeting. Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND application and pre-NDA/pre-BLA meetings, as well as Type B end of phase meetings, such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A Type D meeting is meant to focus on a narrow set of issues and should not require input from more than 3 disciplines or Divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements generally do not apply to products with orphan designation, although the FDA has taken steps to limit what is considers abuse of this statutory exemption in the PREA by announcing that is does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated within the Office of Therapeutic Products, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The NIH, including the Novel and Exceptional Technology and Research Advisory Committee, or the NExTRAC, also advises the FDA on gene therapy issues and other issues related to emerging biotechnologies. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

The FDA has issued various guidance documents regarding gene therapies. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-up based on the potential for risk of such effects. For AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a 5-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

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

The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

Acceptance and review of BLAs

To support marketing approval, clinical and non-clinical data submitted in a BLA must be sufficient in quality and quantity to establish the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under the PDUFA is substantial (for example, for fiscal year 2024, this application fee is $4.05 million), and the sponsor of an approved application is also subject to an annual program fee, which for federal fiscal year 2024 is more than $410,000 per eligible prescription product. These fees, of which the application fee may be waived for products with orphan drug designation, are typically adjusted annually, and exemptions and waivers may be available under certain circumstances.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor by that time whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with such additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

Decisions on BLAs

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. To reach this determination, the FDA must determine that the investigational product is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety, purity and potency in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

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

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy.

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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
●With the passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products.  Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit.  Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
●In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.  Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products and product candidates in development to help expedite patient access upon product approval.  Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products and product candidates in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers.  This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

Regulatory exclusivity governing biologics

When a biological product is licensed for marketing by the FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring the FDA from approving competing products for certain periods of time.  In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar and interchangeable biosimilar products.

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

Federal and state data privacy and security laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials will be regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

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

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For the federal fiscal year 2024, the standard fee is $483,560 and the small business fee is $120,890.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

Non-clinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or the EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, which we refer to as the Member States concerned. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation, or the CTR.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Parties conducting certain clinical studies must, as in the U.S., post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

Marketing authorization

To obtain a marketing authorization for a product under the EU regulatory system, a sponsor must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU member states (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP.

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

Conditional Approval

In particular circumstances, European Union legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (i) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (ii) the product candidate is intended to meet unmet medical needs of patients; (iii)  the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (iv) the risk-benefit balance of the product candidate is positive, and (v) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization, but applicants can also request EMA to conduct an accelerated assessment, for instance in cases of unmet medical needs.

Exceptional Circumstances

A marketing authorization may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This marketing authorization is close to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not have to provide the missing data and will never have to do so. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the marketing authorization, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except conditional marketing authorizations, marketing authorizations have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

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

Orphan drug designation and exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (i) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (ii) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Approval of Companion Diagnostic Devices

In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745), or MDR, which came into force in May 2021, and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the European Union for medical devices.

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation, or the IVDR, (EU) 2017/746, which became effective in May 2022. The new regulation replaces the In Vitro Diagnostics Directive, or the IVDD, 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their technical documentation to meet the requirements and comply with the new, more stringent IVDR. The IVDR, among other things: strengthens the rules on placing devices on the market and reinforces surveillance once they are available; establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; sets up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the European Union; and strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

The IVDR  became effective in May 2022. However, it became clear in 2021 that that EU Member States, health institutions and economic operators were not ready to apply the IVDR as from that date. The European Commission therefore proposed a progressive or staggered roll-out of the rules of the IVDR. The current transition periods range from May 26, 2025 for high risk IVDs to May 26, 2027 for lower risk IVDs. Certain provisions for devices manufactured and used in health institutions, would have to apply as from May 26, 2028. These transition periods only apply to so called ‘legacy devices', meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework (notably the IVDD).

Brexit and the regulatory framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021, and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes, except that Northern Ireland will continue to broadly follow European Union laws as further described below. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, or GB, comprising England, Scotland, and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol.

On February 27, 2023, the United Kingdom government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA will be responsible for approving all medicinal products destined for the United Kingdom market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single United Kingdom-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the United Kingdom government and the European Union will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply beginning January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, is the primary legal instrument  for the regulation of medicines in the United Kingdom The HMR has incorporated into the domestic law the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

European Union laws that have been transposed into United Kingdom law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in GB. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new GB marketing authorization.

General Data Protection Regulation

Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the European Union-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States.  Following the withdrawal of the United Kingdom. from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit United States companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-

U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.

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

Pharmaceutical prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the prices of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the prices of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-

administered pharmaceuticals to the lowest price paid in other economically advanced countries effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS.  Nine states have passed laws allowing for the importation of drugs from Canada.  Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval.  On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress to January 1, 2032.

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

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Part D drugs in 2028, and 20 Medicare Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year.

On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, or Chamber, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

Human Capital Resources

As of December 31, 2023, we had approximately 174 employees, all of whom are full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We strive to make our company an inclusive, safe and healthy workplace, with opportunities for each of our employees to grow and develop in their careers. We believe it is crucial to, and our directors and senior management strongly support, a no-tolerance stance for workplace harassment, biases and unethical behavior. All employees, including senior management, are required to abide by, review and confirm compliance with our Code of Business Conduct and Ethics and other internal policies that outline our high expectations. Additionally, we promote opportunities for all employees to join our Acting for Justice and Women’s Forums and participate in our Justice, Equity and Belonging framework, which support and promote certain mutual objectives of both us and our employees, including inclusion and diversity.

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

Since inception, we have incurred significant operating losses. Our net losses were $126.6 million, $136.6 million, and $119.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $571.4 million. To date, we have funded our operations with the proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with Moderna. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●continue our current research programs and conduct additional research programs, including pursuant to our collaboration with Moderna;
●expand the capabilities of our proprietary non-viral genetic medicine platforms;
●advance any product candidates we identify into preclinical and clinical development;
●obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●seek marketing approvals for any product candidates that successfully complete clinical trials;

●hire additional clinical, regulatory and scientific personnel;
●establish manufacturing sources and secure supply chain capacity sufficient to provide necessary quantities of any product candidates we may develop for clinical or commercial use;
●ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
●add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, and future commercialization efforts.

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

We may not realize expected benefits from our cost reduction and restructuring efforts, which could have a material adverse effect on our financial condition.

In November 2023, following a review of strategic priorities and a determination by our management and board of directors to implement a strategic reorganization to invest in our ctLNP delivery system to develop wholly-owned programs for extrahepatic cell types and to develop our iqDNA platform for our lead program in hemophilia A and other programs, we announced a strategic reorganization, pursuant to which we undertook a reduction in force, or RIF, and implemented reductions in operational expenditures including Good Manufacturing Practice readiness and manufacturing expenses. As part of the restructuring, we intend to prioritize investment in the development of our ctLNP delivery system for wholly-owned programs in extrahepatic cell types and to develop iqDNA for our lead program in hemophilia A. If we do not successfully manage the reorganization, expected efficiencies and benefits might be delayed or not realized. Risks associated with these actions and other workforce management issues include: unfavorable responses and reputational harm; unforeseen delays in the implementation of the restructuring activities; additional costs; adverse effects on employee morale; failure to meet operational targets due to the loss of employees or work stoppages; and difficulty managing our operations, any of which may impair our ability to achieve anticipated cost reductions, harm our business or reputation, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

Our future capital requirements will depend on many factors, including:

●the costs and scope of the continued development of our non-viral genetic medicine platforms;
●the identification of additional research programs and additional product candidates;
●the costs and timing of preparing, filing and prosecuting applications for patents; obtaining, maintaining, defending and enforcing our intellectual property rights and defending any intellectual property-related claims, including claims of infringement, misappropriation or other violations of third-party intellectual property;
●the scope, progress, costs and results of preclinical and clinical development for any product candidates we may develop;
●	our research and development costs and the receipt of milestone payments under our collaboration with Moderna;
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
●the extent to which our previously announced RIF achieves the anticipated cost savings;
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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2023, we had federal NOLs of $353.0 million and state NOLs of $360.8 million.

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have experienced such ownership changes in the past and may experience such ownership changes in the future as a result of changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

We are very early in our development efforts and have invested our research efforts to date in developing our platforms. We have a portfolio of programs, including those listed in “Business—Our portfolio,” that are in early stages of preclinical development and have not identified any product candidates for IND-enabling studies or clinical development. We may never identify any product candidates or advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Further, timely completion of preclinical activities is dependent upon the availability of preclinical sites, researchers, investigators and research materials, which may be adversely affected by global health matters, such as pandemics. For example, we and our CMOs and contract research organizations, or CROs, experienced a temporary reduction in the capacity to undertake research scale production and to execute some preclinical studies, and obtain research materials, as a result of the COVID-19 pandemic. We and our CMOs may face disruptions in the future that affect our ability to initiate and complete preclinical studies and may experience procurement challenges in the event of a future global health issue.

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

Further, changes in or the enactment of additional statutes, promulgation of regulations or issuance of guidance during preclinical or clinical development, or comparable changes in the regulatory review process, may result in delays to our conduct of clinical studies. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA regulated products. In addition, on January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became applicable in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC.

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

Our non-viral genetic medicine platforms are based on novel technologies that are unproven, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

We have concentrated our research and development efforts on our non-viral genetic medicine platforms, and our future success depends on the successful development of our platforms.

However, the technologies that comprise our platforms are new and largely unproven. These technologies have not been clinically tested and the scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited. Successful development of product candidates by us will require solving a number of issues, including the expansion of our ctLNP delivery system to tissues and cell types beyond the liver and obtaining expression levels sufficient to address or ameliorate each target disease or indication. There can be no assurance we will be successful in solving any or all of these issues. We have concentrated our research efforts to date on developing the components of our platforms, and our future success is highly dependent on the successful development of our ctLNP delivery system, iqDNA, and therapeutic applications of these technologies. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing our therapeutics. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in any indication we pursue.

There can be no assurance that any development problems we experience in the future related to our non-viral genetic medicine platforms will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from initiating or conducting clinical trials or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the purity, potency and safety of a product candidate may vary according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates, and even more so for product candidates intended to treat diseases for which there are approved therapies that may allow a normal life span as compared with those intended to treat serious and life-threatening diseases for which there are no other treatment options available. There are approved therapies for our lead indication, hemophilia A, as well as other indications for which we may develop product candidates, in some jurisdictions in the world. As a result, the regulatory burden to initiate clinical trials or to obtain regulatory approval of any product candidate we may develop for those indications may be more extensive in those jurisdictions than for product candidates intended to treat diseases that are life threatening and for which no therapies are approved. Only a small number of non-viral genetic medicines have successfully reached the clinical trial phase of development, limiting insight into the regulatory review process. Requirements by regulatory authorities for any product candidate we may develop may change in response to the availability of other therapies for the indication our product candidates are designed to treat or to issues observed in clinical trials of genetic medicines of other companies, even if using technology that differs from ours. We intend to pursue genetic medicine programs in both rare and prevalent diseases, some of which may have available approved therapies. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals in either the United States or the European Union for any product candidates we may develop or how long it will take to commercialize any product candidate that receives marketing approval.

If any product candidates we may develop cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

We have not evaluated any product candidates in human clinical trials. Moreover, there have been only a limited number of clinical trials involving the use of non-viral genetic medicines and none involving iqDNA or other technology similar to our technology. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the genetic medicine field, there have been several significant adverse events from genetic medicine treatments in the past, including reported cases of leukemia and death. There can be no assurance that our technologies will not cause undesirable side effects.

We use a ctLNP delivery system to deliver our iqDNA and/or mRNA. LNPs have been shown to induce necrosis in the liver at certain doses and induce infusion related reactions, as well as to initiate systemic inflammatory responses. While our ctLNPs are a new generation of LNP, there can be no assurance that our ctLNPs will not have undesired effects. Our ctLNPs could contribute, in whole or in part, to immune reactions, infusion reactions, complement reactions or antibody reactions. In addition, certain aspects of our non-viral genetic medicines may induce immune reactions from the lipid as well as adverse reactions within liver pathways or degradation of the LNP into its component molecules or metabolites, any of which could lead to significant adverse events in one or more of our future clinical trials. Many of these types of side effects have been seen for LNPs. Once delivered to target cells, DNA-based payloads, such as those carried by our iqDNA, may interact with host proteins or chromosomal DNA in the cell endosome, cytosol or nucleus.

For example, AAV genomes have been shown in some cases to initiate intracellular immune activation, which can lead to transcriptional changes, and local tissue interferon responses, which may lead to immune infiltrates and tissue damage. AAV genetic material may also integrate into the host chromosome, which could contribute to modified cell function transformation. Although iqDNA-derived expression has been observed in in vivo and in vitro studies to be episomal, meaning that it can deliver genetic material outside of the chromosome without being directly incorporated into or altering the cell’s genome, we do not yet know if our iqDNA will behave similarly to these AAV genomes. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in future clinical trials and would result in significant delays in our programs.

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

Regulatory approval of and/or demand for our potential products will depend in part on public acceptance of the use of genetic medicine for the prevention or treatment of human diseases. Safety issues that might arise in trials for genetic medicines other than our own could adversely impact public attitudes towards our platforms and product candidates notwithstanding that the genetic medicines we are developing are non-viral.

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

We are in the early stage of research in the development of our platforms and have not identified any product candidates or conducted any IND-enabling studies or any clinical trials. As a result, our belief in the capabilities of our platforms is based on early research and preclinical studies. However, the results of early preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

We may not be successful in our efforts to identify, discover or develop potential product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates based on our non-viral genetic medicine platforms. All of our product development programs are still in the research or preclinical stage of development. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval.

In addition, although we believe our platforms will position us to rapidly expand our portfolio of programs beyond our current programs, we have not yet successfully developed any product candidate and our ability to expand our portfolio may never materialize. The process by which we identify and disclose product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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

The genetic medicine field is relatively new and evolving rapidly. We are focusing our research and development efforts on our non-viral genetic medicine platforms, but other genetic medicine technologies may be discovered that provide significant advantages over our platforms, which could materially harm our business.

To date, we have focused our efforts on the advancement of our non-viral genetic medicine platforms, which are designed to overcome the limitations of current viral genetic medicine approaches. However, while current viral genetic medicines have demonstrated their limitations, there are many companies that are developing new genetic medicines, including viral gene therapies, gene editing, base editing of either DNA or RNA and mRNA-based therapeutics. There can be no certainty that these companies will not develop genetic medicines that address some of these limitations and that may be considered to have advantages over our non-viral genetic medicine platforms.

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

Our non-viral genetic medicine platforms are novel, and the combination of a novel manufacturing process and novel constructs with untested development of the process at a larger scale may cause us to experience delays in satisfying regulatory authorities or production problems that result in delays in our development or commercialization programs, limit the supply of any product candidates we may develop or otherwise harm our business.

Our non-viral genetic medicine platforms are novel, and the manufacture of products on the basis of our platforms and the use of RES are untested at a large scale. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our preclinical or clinical development of any product candidates we may develop. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs and the regulatory review and approval process may be more expensive or take longer than for other product candidates that may be produced using manufacturing processes with which such regulatory agencies are more familiar. Additionally, many product candidates we may develop will require the manufacture of the ctLNP component, which may require processing steps that are more complex than those required for current products that utilize LNPs. In order to manufacture ctLNPs that are specialized for a given program, we may need to add biologic ligands to existing LNPs. This process is challenging and may pose a risk to our ability to manufacture on a scale sufficient to meet clinical and commercial needs.

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

We currently rely on a small number of third-party suppliers for our drug substance and drug product and expect to continue to rely on third-party suppliers for certain materials and components required for the production of any product candidates we may develop. Our dependence on these third-party suppliers and the challenges we may face in obtaining and maintaining adequate supplies of materials involve several risks, including limited control over pricing, availability and quality and delivery schedules. There is substantial demand and limited supply for certain of the raw materials used to manufacture genetic medicine products and these raw materials are usually sole-sourced, as there are a limited number of qualified suppliers. This limited supply, combined with any problems that may arise during the manufacturing process development, may create long lead times to manufacture or procure starting materials. The progress of our non-viral genetic medicine platforms is highly dependent on these suppliers providing us or our contract manufacturer with the necessary starting materials that meet our requirements in a timely manner. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements.

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

The COVID-19 pandemic impacted, and other global health crises may impact in the future, our third-party CMOs, CROs and CLROs, including through the effects of facility closures, disruptions to their supply chains, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of materials or components. While we maintain an inventory of materials necessary to conduct our research and any preclinical studies, a prolonged outbreak could lead to shortages in these materials.

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

We have entered into, and may continue to enter into, collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

In March 2023, we entered into the Collaboration Agreement with Moderna, to collaborate on developing treatments for certain diseases by targeting delivery of nucleic acids to liver cells and certain cells outside of the liver utilizing our proprietary ctLNP delivery system. We may seek in the future additional third-party collaborators for the research, development and commercialization of certain of the product candidates we may develop. However, we have agreed to certain exclusivity provisions that limit our ability to develop, manufacture, commercialize or exploit certain products we may develop pursuant to the Collaboration Agreement or against certain targets set forth in the Collaboration Agreement which, as a result, could limit our ability to enter into additional third-party collaborations. If we enter into any arrangements with third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. For example, while Moderna has agreed to use commercially reasonable efforts to complete the activities assigned to it under the research plans set forth in the Collaboration Agreement, we cannot control the amount or timing of resources that they dedicate to these activities. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of our collaboration with Moderna or any other collaboration that we enter into.

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
●collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates we may develop; and
●collaboration agreements, including our Collaboration Agreement with Moderna, may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

If we breach, or a counterparty breaches, our agreements with third parties or if there is a dispute concerning any of our agreements with third parties, our business could be materially harmed.

Our agreements with third parties impose on us and our contractual counterparties various obligations, including financial obligations, intellectual property rights, non-competition, and other performance obligations. If we fail, or a counterparty fails, to comply with such obligations, or if either party believes that the other has failed to comply with such obligations, we may be sued or may choose to file suit to vindicate our rights under that agreement. Even if we are successful in defending against or making such claims, as the case may be, litigation could result in substantial costs and be a distraction to management and other employees. If we are unsuccessful, we may be subject to significant judgments, fines, penalties or injunctive relief. Any of the foregoing could have a material effect on our financial position and materially harm our business.

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

There are numerous companies that are selling or developing genetic medicines, including in indications for which we may develop our non-viral genetic medicines. These companies include viral gene therapy companies such as BioMarin Pharmaceuticals, Inc., Homology Medicines, Inc., Adverum Biotechnologies, Inc., Ultragenyx Pharmaceutical Inc., Sana Biotechnology, Inc., Umoja BioPharma, Inc., Pfizer Inc. and Hoffmann La Roche Ltd; gene editing companies such as CRISPR Therapeutics AG, Intellia Therapeutics, Inc., bluebird bio, Inc., Ensoma, Inc., Editas Medicine, Inc., Beam Therapeutics Inc., Tessera Therapeutics, Inc., and Prime Medicine, Inc.; in vivo LNP delivery companies such as Capstan Therapeutics Inc. and Orna Therapeutics, Inc.; and mRNA companies such as Moderna, Inc.

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

The BPCIA was enacted as part of the PPACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic.

Under the BPCIA, a reference biological product is granted 12 years of regulatory exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our product candidates would have a material adverse impact on our business due to increased competition and pricing pressure.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions with respect to any product candidates we may develop and our technology, including our ctLNP delivery system, iqDNA, manufacturing processes and their respective components, formulations, combination therapies, methods of treatment, processes and development that are important to our business, as well as successfully defending these patents and other intellectual property against third-party challenges. We and our licensors have sought, and will seek, to protect our proprietary position by filing patent applications in the United States and abroad related to certain technologies and our platforms that are important to our business. However, our patent portfolio is at an early stage and there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our platforms and technology. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

We own certain patent applications, and exclusively in-license from UMass and Voyager Therapeutics, Inc. certain other patent applications, which cover our ceDNA construct structure, use and/or function, our ctLNP platform and its use, and RES manufacturing processes, as applicable. Our pending patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 to 32 months, depending on the jurisdiction, from such application’s priority date in the jurisdictions in which we are seeking patent protection. Similarly, our pending provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of such provisional patent application’s filing date. If we do not timely file such national stage patent applications or non-provisional patent applications, we may lose our priority date with respect to such PCT or provisional patent applications, respectively, and any patent protection on the inventions disclosed in such PCT or provisional patent applications, respectively. While we and our licensors intend to timely file national stage and non-provisional patent applications relating to our PCT and provisional patent applications, respectively, we cannot predict whether any such patent applications will result in the issuance of patents. If we or our licensors do not successfully obtain issued patents, or, if the scope of any patent protection we or our licensors obtain is not sufficiently broad, we will be unable to prevent others from using any product candidates we may develop or our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to our ctLNP delivery system, iqDNA, manufacturing processes or our other product candidates and technology would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are reliant upon licenses from third parties for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, we rely on a license from the NIH and the French Institutions, pursuant to which we have been granted a non-exclusive, worldwide, royalty-bearing license to certain patent rights related to our ceDNA and iqDNA, to make and have made, research and have researched, use and have used, sell and have sold, offer to sell and to import products for the treatment, prevention or palliation of any human disease, disorder or condition. In addition, we rely on a license from UMass pursuant to which we have been granted an exclusive, worldwide, royalty-bearing license to certain patent rights related to our ceDNA construct to research, develop, manufacture, have manufactured, use, offer for sale, sell and import products in the treatment, prevention or palliation of any human disease, disorder or condition. Furthermore, in March 2023 we entered into a Collaboration Agreement with Moderna pursuant to which each party granted to the other a worldwide, non-exclusive, sublicensable license under certain LNP-related intellectual property arising out of the non-liver ctLNP program to be developed under the Collaboration Agreement. Our existing license agreements, including our license agreements with the NIH and UMass, impose, and we expect that future license agreements will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. For more information on the terms of the agreements with the NIH, UMass and Moderna, see “Business—Intellectual property—License and collaboration agreements.” We may enter into additional license or collaboration agreements in the future.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patent rights. We rely on our outside counsel and other professionals or our licensing partners to pay these fees due to the USPTO and non-U.S. government patent agencies. The USPTO and various non-U.S. government patent agencies also require compliance with several procedural, documentary and other similar provisions during the patent application process. We rely on our outside counsel and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Moreover, while we did not experience any delays in our dealings with the USPTO during the COVID-19 pandemic, complications due to the COVID-19 pandemic resulted in inadvertent lapses for others due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, or failure to timely and/or properly obtain signatures on necessary documents and such lapses may occur in the event of a future global health crisis. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment, loss of priority or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

In July 2021, we entered into a lease agreement, or the Seyon Lease, to build out a cGMP-compliant manufacturing facility in Waltham, Massachusetts.

On January 31, 2024, we notified the landlord of termination of the Seyon Lease due to the landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the landlord, effective January 31, 2024.  •On February 20, 2024, the landlord served us with a complaint, filed in Massachusetts Superior Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. Our responsive pleading is due April 1, 2024. We will vigorously defend the action and our rights with respect to this matter. As a result, we may continue to incur costs and expenses relating to this facility, and we may remain responsible for payments under the Seyon Lease, which may have a material adverse effect on our business, results of operations or financial condition.

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

Regulatory requirements governing genetic and cellular medicines, and in particular any novel genetic medicine products we may develop, have changed frequently and may continue to change in the future. We are aware of a limited number of genetic medicines that have received marketing authorization from the FDA and EMA. Even with respect to more established products in the genetic medicine field, the regulatory landscape is still developing. For example, the FDA has established the Office of Therapeutic Products within CBER to consolidate the review of genetic medicines and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review.

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

Although the FDA decides whether individual genetic medicine protocols may proceed, the NExTRAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the NExTRAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of genetic medicine products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any product candidates we may develop. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for genetic medicine products and require that we comply with these new guidelines.

As we are initially seeking to identify and develop product candidates to treat diseases using novel technologies, there is heightened risk that the FDA, the EMA or other regulatory authority may not consider the clinical trial endpoints that we propose to provide clinically meaningful results. Even if the endpoints are deemed clinically meaningful, we may not achieve these endpoints to a degree of statistical significance, particularly because many of the diseases we are targeting have small patient populations, making development of large and rigorous clinical trials more difficult.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in GB, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to European Union rules. The United Kingdom and European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the United Kingdom market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

Although there have been legislative proposals to overrule this decision, they have not been enacted into law.  On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Additionally, if any product candidates we may develop receive marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product that was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Court of Appeals did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the Court of Appeals decision. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision.

The FDA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA, EMA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product’s approved labelling, or in other jurisdictions for uses that differ from the labelling or uses approved by the applicable regulatory authorities. While physicians may prescribe products for off-label uses, the FDA, EMA and other regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label uses by companies, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labelling, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers.  This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.  In addition, under some relatively recent guidance from the FDA and the PIE Act, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, or CAA, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CAA delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by the enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The CAA’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

Since enactment of the PPACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the statute. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop SIP to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by PhRMA but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states have passed laws allowing for the importation of drugs from Canada.  Certain of these states have submitted SIP proposals and are awaiting FDA approval.  On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress to January 1, 2032.

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

On August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Part D drugs in 2028, and 20 Medicare Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the Chamber, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

At the state level, there are more than a dozen laws already in effect that introduce new privacy obligations that may require us to develop additional compliance mechanisms to the extent they are or become applicable to us, such as the CCPA as amended by the CPRA in California, that may apply to some of our business activities. Some of these laws are already in effect and others will go into effect in 2024 and beyond. Other states continue to consider additional legislation involving privacy of personal data. In addition, the State of Washington passed the My Health My Data Act in 2023, which specifically regulates health information that is not otherwise regulated by the HIPAA rules. Other states have already passed similar laws and other states may do so in the future.

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

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. In July 2023, the data privacy framework, or DPF, adopted by the EU and U.S. to replace the Privacy Shield was deemed adequate by the European Commission and has taken effect. While the DPF was designed to address the concerns expressed by the CJEU in its decision invalidating the EU-U.S. Privacy Shield, it remains to be seen whether the CJEU will consider it adequate. Future CJEU review may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

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

The loss of the services of our employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing our employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense and the turnover rate can be high. We may be unable to hire, train, retain or motivate these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Further, our previously announced RIF resulted in an approximately 40% reduction of our workforce, which may make future retention and recruiting of qualified personnel more difficult. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in achieving and managing our future growth, which could disrupt our operations.

If our research progresses and we move towards clinical studies, we expect in the future to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate we may develop receives marketing approval, sales, marketing and distribution. To achieve and manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to achieve and manage our future growth could delay the execution of our business plans or disrupt our operations.

We are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and diseases requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. For example, in November 2023 we announced the RIF, impacting approximately 40% of our workforce, which may adversely affect the stability and productivity of our retained employees, as well as our financial position.  Further, the physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to achieve or effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to achieve and effectively manage the future development and expansion of our company.

Our current collaboration with Moderna and future acquisitions or strategic alliances could disrupt our business and harm our financial condition and results of operations.

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

While we seek to protect our information technology systems from system failure, accident and security breach, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. Moreover, if the information technology systems of our third-party vendors, collaborators and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. Additionally, in July 2023, the SEC adopted rules requiring certain disclosure on cybersecurity risk management and incidents. If we suffer such a material security event, the requirement to publicly disclose such event may have a negative effect on our stock price or we may inadvertently disclose information to bad actors that could serve to aid them in future incidents. If we fail to comply with these new rules, we may be subject to additional scrutiny and liability from the SEC and our investors.

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
●general economic, industry, political and market conditions, such as geopolitical conflicts, inflation and sustained high interest rates; and
●the other factors described in this “Risk Factors” section.

In addition, the COVID-19 pandemic caused significant disruptions in the financial markets, and also impacted, the volatility of our stock price and trading in our stock. Future global health crises may have similar impacts on our stock price and trading in our stock. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and divert management’s attention and resources.

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

Our executive officers and directors and their affiliates, if they choose to act together, will continue to have the ability to influence matters submitted to stockholders for approval.

As of February 29, 2024, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 21% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Moreover, as of February 29, 2024, holders of an aggregate of 15,949,062 shares of our common stock, which includes the shares we issued and sold to Moderna pursuant to the Share Purchase Agreement, along with holders of an additional 671,927 shares of our common stock issuable upon exercise of outstanding options and vesting of restricted stock unit grants had rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Moreover, we have filed, and expect to continue to file, registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation plans. Once registered on a Form S-8, shares underlying these equity awards can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Act, which contained significant changes to corporate taxation. In particular, the Tax Act, as amended by the CARES Act, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and imposes a limit on the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the Tax Act eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years or fifteen years (for expenditures attributable to foreign research).

Additionally, economic relief legislation containing tax provisions was enacted in 2020 and 2021 as part of Congress’ response to the COVID-19 pandemic, and the IRA, which introduced a number of new tax provisions, was signed into law in August 2022. The IRA in particular includes a one percent excise tax imposed on certain stock repurchases by publicly traded companies, which generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the Tax Act and such additional legislation is and continues to be forthcoming and could ultimately increase or lessen the impact of these laws on our business and financial conditions. In addition, it is uncertain if and to what extent various states will conform to this new tax legislation.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current directors and members of management.

Provisions in our restated certificate of incorporation and amended and restated bylaws, as amended, may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall risk management program and overseen by our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, regular exercises and tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and refine our practices. We engage certain external parties, including consultants, computer security firms and risk management experts, to enhance our cybersecurity oversight. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Our Audit Committee provides direct oversight over cybersecurity risk and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents, if any.

Our Senior Director of Information Technology, or IT, leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Our Senior Director of IT has 25 years of experience in building, running, and managing diverse functional areas of IT, including but not limited to enterprise cybersecurity, IT infrastructure, operations, business continuity, and service delivery. He began his IT career overseeing datacenter operations for a pharmaceutical company and has held multiple IT leadership positions at biotechnology companies, including serving as the director of cybersecurity and infrastructure at a biopharmaceutical company prior to joining us over three years ago.

We have also established a cross-functional cybersecurity working team led by our chief financial officer serving as the chair and consisting of executive-level leaders, that is responsible for reviewing, revising and testing our cybersecurity policies and procedures.

In an effort to deter and detect cyber threats, we regularly provide all employees, including part-time and temporary employees, with data protection, cybersecurity and incident response and prevention trainings, which cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

ITEM 2.PROPERTIES

Our headquarters are located at 301 Binney Street, Cambridge, Massachusetts, where we occupy approximately 71,562 square feet of research and development, laboratory and office space. This lease expires in 2029. In July 2021, we entered into a 12-year operating lease to build out an approximately 104,000 square foot cGMP compliant manufacturing facility in Waltham, Massachusetts. On January 31, 2024, we notified the landlord of termination of the Seyon Lease due to the landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the landlord, effective January 31, 2024. On February 20, 2024, the landlord served us with a complaint, filed in Massachusetts Superior Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. Our responsive pleading is due April 1, 2024. We will vigorously defend the action and our rights with respect to this matter. In the future, we may lease, operate, purchase or construct additional facilities in which to conduct expanded research, development and manufacturing activities and support future commercial operations. We believe that the total space available to us under our current leases is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We were not subject to any material legal proceedings during the years ended December 31, 2023 and 2022.

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

Holders of Our Common Stock

As of February 29, 2024, there were approximately 61 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on June 12, 2020 (the first day of trading of our common stock), through December 31, 2023 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return.

	6/12/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Generation Bio Co.	$100	$115	$29	$16	$7
Nasdaq Composite Total Return (IXIC)	$100	$134	$163	$109	$157
Nasdaq Biotechnology Total Return (NBI)	$100	$118	$118	$105	$109

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

Overview

We are innovating non-viral genetic medicines to provide durable, redosable treatments for potentially hundreds of millions of patients living with rare and prevalent diseases. We are developing two distinct and complementary platforms that we believe will enable highly differentiated therapeutic applications.

Our first platform is a potent, highly selective ctLNP delivery system for nucleic acids, which is designed to avoid off-target clearance by the liver and spleen, enabling ctLNPs to persist in systemic circulation and allowing for highly selective and potent ligand-driven targeting to specific tissues and cell types. The identification and optimization of new ligands to target new tissues and cell types is an efficient, flexible, and modular process, which we believe may allow us to rapidly expand our portfolio.

Our second platform is our novel iqDNA, which is an optimized variant of our ceDNA designed to enable long-lasting high levels of gene expression from non-integrating episomes, while avoiding innate immune sensors that have long prevented DNA from use in non-viral systems. Underpinning the iqDNA platform is our highly scalable capsid-free manufacturing process that uses our proprietary cell-free RES to produce highly pure iqDNA at scale.

We are advancing a portfolio of programs guided by the potent and highly selective delivery of messenger RNA, or mRNA, and/or iqDNA to T cells, hematopoietic stem cells, or HSCs, and hepatocytes. Our work in T cells initially focuses on in vivo reprogramming of this cell type to treat cancer and autoimmune diseases. Our HSC research is focused initially on in vivo gene editing of HSCs for hematologic disorders, prioritizing sickle cell disease and beta-thalassemia. Our work in hepatocytes prioritizes hemophilia A, a rare monogenic disease that results from mutations in a single gene, has significant unmet need, and clear biomarkers for development.

We plan to expand our portfolio to include programs for additional indications in other tissues, including retina, skeletal muscle, and to the central nervous system, or CNS, by developing discrete ctLNPs, each with a unique targeting ligand engineered to provide targeted delivery of mRNA and/or iqDNA to T cells, HSCs and hepatocytes or for ETAP programs.

In November 2023, following a review of strategic priorities and a determination by our management and board of directors to implement a strategic reorganization to invest in our ctLNP delivery system to develop wholly-owned programs for extrahepatic cell types and to develop our iqDNA platform for our lead program in hemophilia A and other programs, we announced a strategic reorganization, pursuant to which we undertook a RIF and implemented reductions in operational expenditures including cGMP readiness and manufacturing expenses. As part of the restructuring, we intend to prioritize investment in the development of our ctLNP delivery system for wholly-owned programs in extrahepatic cell types and to develop iqDNA for our lead program in hemophilia A. In July 2021, we entered into a lease agreement to build out a  cGMP-compliant manufacturing facility, or the Seyon Facility, in Waltham, Massachusetts. On January 31, 2024, we notified the landlord of termination of the Seyon Lease due to the landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the landlord, effective January 31, 2024. On February 20, 2024, the landlord served us with a complaint, filed in Massachusetts Superior Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. Our responsive pleading is due April 1, 2024. We will vigorously defend the action and our rights with respect to this matter.

In March 2023, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Moderna, to collaborate on developing treatments for certain diseases by targeting delivery of nucleic acids to liver cells and certain cells outside of the liver. Under the Collaboration Agreement, the parties have agreed to collaborate on preclinical research programs relating to lipid nanoparticle, or LNP, delivery systems and nucleic acid payloads, with each party obtaining certain rights to intellectual property used in and arising out of such research programs.

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

Since our inception in October 2016, we have focused substantially all of our resources on building our non-viral genetic medicine platforms, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020) and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In June 2020, we completed our IPO pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In

January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of March 6, 2024, the issuance date of this Annual Report on Form 10-K, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. In March 2023, in connection with the Share Purchase Agreement entered into with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the years ended December 31, 2023, 2022, and 2021, we reported net losses of $126.6 million, $136.6 million, and $119.2 million, respectively. As of December 31, 20223, we had an accumulated deficit of $571.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue our current research programs and conduct additional research programs, including pursuant to our collaboration with Moderna;
●	expand the capabilities of our proprietary non-viral genetic medicine platforms;
●	advance any product candidates we identify into preclinical and clinical development;
●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	hire additional clinical, regulatory and scientific personnel;
●	establish additional manufacturing sources and secure supply chain capacity sufficient to provide necessary quantities of any product candidates we may develop for clinical or commercial use;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts.

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

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditures into the second half of 2027. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “—Liquidity and Capital Resources.”

Components of Our Results of Operations

Collaboration revenue

Our revenue consists of collaboration revenue, including amounts recognized as payments for licenses, research funding and milestone payments earned under our collaboration and license agreements.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs, which include:

●	personnel-related costs, including salaries, benefits, stock-based compensation, and severance expense, for employees engaged in research and development functions;
●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants, contractors and CROs, and regulatory agency fees;
●	the cost of developing and scaling our manufacturing process and capabilities and manufacturing drug substance and drug product for use in our research and preclinical studies, including under agreements with third parties, such as consultants, contractors and CDOs;
●	laboratory supplies and research materials;
●	facilities, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our external research and development expenses consist of costs that include fees and other costs paid to consultants, contractors, CDOs and CROs in connection with our research, preclinical and manufacturing activities. We do not allocate our research and development costs to specific programs because costs are deployed across multiple programs and our platforms and, as such, are not separately classified. We expect that our research and development expenses will increase substantially as we advance our programs into clinical development and expand our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

●	the timing and progress of preclinical studies, including IND-enabling studies;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to raise additional funds necessary to complete preclinical and clinical development of any product candidates we may develop;
●	the timing of the submission and acceptance of IND applications or comparable foreign applications that allow commencement of future clinical trials for any product candidates we may develop;
●	the successful initiation, enrollment and completion of clinical trials, including under GCPs;
●	our ability to achieve positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended patient populations of any product candidates we may develop;
●	our ability to scale RES to produce clinical and initial commercial supply;
●	our ability to establish arrangements with third-party manufacturers for preclinical, clinical and initial commercial supply;
●	the availability of specialty raw materials for use in production of any product candidates we may develop;
●	our ability to establish new licensing or collaboration arrangements;
●	the receipt and related terms of regulatory approvals from the FDA, and other applicable regulatory authorities;
●	our ability to establish, obtain, maintain, enforce and defend patent, trademark, trade secret protection and other intellectual property rights or regulatory exclusivity for any product candidates we may develop and our technology;
●	our ability to maintain a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval; and
●	the terms and timing of any existing or future collaboration, license or other arrangement, including the terms and timing of any achievement of milestones and the receipt of payments thereunder.

A change in the outcome of any of these variables with respect to any product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidates we may develop.

General and administrative expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, stock-based compensation and severance expense, for employees engaged in executive, legal, finance and accounting and other administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services as well as direct and allocated facility-related costs.

We anticipate that our general and administrative expenses will increase in the future as our research progresses towards clinical studies and we will increase our headcount. We also anticipate that we will continue to incur substantial accounting, audit, legal, regulatory, compliance, director and officer insurance costs and investor and public relations expenses associated with operating as a public company.

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

As of December 31, 2023, we had federal net operating loss carryforwards of $353.0 million, which may be available to offset future taxable income, of which $8.2 million of the total net operating loss carryforwards begin to expire in 2036, while the remaining $344.8 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2023, we had state net operating loss carryforwards of $360.8 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $14.5 million and $8.0 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2033, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,			Change	Change
(in thousands)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenue:
Collaboration revenue	$5,904	$—	$—	$5,904	$—
Operating expenses:
Research and development	93,617	96,718	85,247	(3,101)	11,471
General and administrative	50,850	44,464	33,854	6,386	10,610
Total operating expenses	144,467	141,182	119,101	3,285	22,081
Loss from operations	(138,563)	(141,182)	(119,101)	2,619	(22,081)
Other income (expense):
Other income (expense) and interest income, net	11,951	4,543	(50)	7,408	4,593
Net loss	$(126,612)	$(136,639)	$(119,151)	$10,027	$(17,488)

Comparison of the Years Ended December 31, 2023 and 2022

Collaboration revenue

During the year ended December 31, 2023, we recognized $5.9 million in collaboration revenue under the Collaboration Agreement. We did not recognize any collaboration revenue during the year ended December 31, 2022. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreements.

Research and development expenses

	Year Ended December 31,			Change
(in thousands)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Personnel-related	$33,403	$29,693	$24,908	$3,710	$4,785
Preclinical and manufacturing	20,675	15,084	23,128	5,591	(8,044)
Facilities-related	13,802	22,518	10,527	(8,716)	11,991
Stock-based compensation	11,496	12,405	9,316	(909)	3,089
Lab supplies	4,729	5,063	7,445	(334)	(2,382)
Consulting and professional services	1,975	3,357	3,164	(1,382)	193
Other	7,537	8,598	6,759	(1,061)	1,839
Total research and development expenses	$93,617	$96,718	$85,247	$(3,101)	$11,471

Research and development expenses were $93.6 million for the year ended December 31, 2023, compared to $96.7 million for the year ended December 31, 2022. The decrease in facilities-related costs of $8.7 million was primarily driven by our decision to transition from building out the Seyon Facility to utilizing an external cleanroom facility. These decreases were offset by an increase in preclinical and manufacturing costs of $5.6 million, driven primarily by activities to support advancements in our iqDNA platform. The increase in personnel-related costs of $3.7 million was primarily driven by restructuring costs recognized in connection with the RIF announced in November 2023.

General and administrative expenses

	Three Months Ended December 31,			Change
(in thousands)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Personnel-related	$17,507	$15,465	$13,609	$2,042	$1,856
Stock-based compensation	12,845	12,047	8,541	798	3,506
Professional and consultant fees	8,744	7,909	7,819	835	90
Facilities-related	9,499	6,909	1,011	2,590	5,898
Other	2,255	2,134	2,874	121	(740)
Total general and administrative expenses	$50,850	$44,464	$33,854	$6,386	$10,610

General and administrative expenses were $50.9 million for the year ended December 31, 2023, compared to $44.5 million for the year ended December 31, 2022. The increase in facilities-related costs of $2.6 million was primarily driven by rent expense related to the Seyon Facility after our decision to transition from building out the Seyon Facility to utilizing an external cleanroom facility. The increases in personnel-related costs and stock-based compensation costs of $2.0 million and $0.8 million, respectively, were primarily driven by restructuring costs recognized in connection with the RIF announced in November 2023.

Other income (expense) and interest income, net

Other income (expense) and interest income, net for the year ended December 31, 2023 was $12.0 million in income compared to $4.5 million in expense for the year ended December 31, 2022. The increase in other income (expense) and interest income, net during the year ended December 31, 2023 was primarily due to an increase in interest earned on our invested cash balances.

Results of Operations – Years Ended December 31, 2022 and 2021

For a discussion of our results of operations for the year ended December 31, 2022 and for a comparison of such results of operations to the results of operations for the year ended December 31,2021, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on February 23, 2023.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platforms. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. Through December 31, 2023, we have recognized $5.9 million in collaboration revenue under the Collaboration Agreement with Moderna. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020) and sales of common stock in underwritten public offerings, “at-the-market” offerings and in a private placement, as well as payments pursuant to our collaboration with Moderna. In June 2020, we completed our IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of March 6, 2024, the issuance date of this Annual Report on Form 10-K, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. In March 2023, in connection with the Share Purchase Agreement with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million. As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $264.4 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash used in operating activities	$(52,745)	$(102,448)	$(91,821)
Net cash (used in) provided by investing activities	(9,698)	(192,515)	193,047
Net cash provided by financing activities	35,817	12,989	214,671
Net (decrease) increase in cash, cash equivalents and restricted cash	$(26,626)	$(281,974)	$315,897

Operating activities

During the year ended December 31, 2023, operating activities used $52.7 million of cash, primarily resulting from our net loss of $126.6 million, offset by non-cash charges of $20.4 million and changes in our operating assets and liabilities of $53.5 million.  Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2023 consisted of a $41.6 million increase of deferred revenue, $1.4 million decrease of other noncurrent assets, a $16.2 million increase in operating lease liability, a $5.4 million increase of accrued expense and other current liabilities and accounts payable, a $3.2 million decrease in prepaid expenses and other current assets, a $10.6 million increase in operating lease right-of-use assets and a $3.6 million increase in tenant receivable.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing activities

During the year ended December 31, 2023, net cash used by investing activities was $9.7 million, due to an increase in purchases of marketable securities of $405.3 million and property and equipment of $7.4 million during the year, offset by $403.0 million in maturities of marketable securities.

Financing activities

During the year ended December 31, 2023, net cash provided by financing activities was $35.8 million, consisting primarily of net proceeds from the sale and issuance of our common stock to Moderna.

For a discussion of our sources and uses of cash for the years ended December 31, 2022 and 2021 please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on February 23, 2023.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and initiate clinical trials for our product candidates in development. The timing and amount of our operating expenditures will depend largely on:

●	the costs and scope of the continued development of our non-viral genetic medicine platforms;
●	the identification of additional research programs and product candidates;
●	the costs and timing of preparing, filing and prosecuting applications for patents; obtaining, maintaining, defending and enforcing our intellectual property rights and defending against any intellectual property-related claims, including claims of infringement, misappropriation or other violation of third-party intellectual property;
●	the scope, progress, costs and results of preclinical and clinical development for any product candidates we may develop;
●	our research and development costs and the receipt of milestone payments under our collaboration with Moderna;
●	the costs, timing and outcome of regulatory review of any product candidates we may develop;
●	the cost and timing of completion of commercial-scale manufacturing activities, including the costs and resources required to manufacture our drug substance and drug product using external cleanroom facilities and/or CMOs;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates we may develop for which we receive marketing approval;
●	the costs of satisfying any post-marketing requirements;
●	the revenue, if any, received from commercial sales of product candidates we may develop for which we receive marketing approval;
●	the costs of operational, financial and management information systems and associated personnel;
●	the extent to which our previously announced RIF achieves the anticipated cost savings;
●	the associated costs in connection with any acquisition of in-licensed products, intellectual property and technologies; and
●	the costs of operating as a public company.

As of December 31, 2023, our material cash requirements consisted of:

●	$136.7 million in total lease payments under our noncancelable operating lease for our office and laboratory space that was entered into in August 2018, as amended, and expires in 2029 and our noncancelable operating lease to operate an approximately 104,000 square foot cGMP-compliant manufacturing facility that was entered into July 2021 and which we notified the landlord of the termination of the lease due to the landlord’s breach of its obligations to us under the lease and returned possession of the premises to the landlord in January 2024; and
●	$4.2 million in cancellable purchase obligations to CMOs and CROs for preclinical activities during 2024 and 2025.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditures into the second half of 2027. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although we may receive potential future payments under our collaboration with Moderna, we do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect the holdings or the rights of our common stockholders.

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

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for contracts determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer. For further discussion, please refer to Note 2, Revenue Recognition.

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Annual Report.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $264.4 million as of December 31, 2023. We did not record any impairment charges to our marketable debt securities during the year ended December 31, 2023. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. As of December 31, 2023, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a $0.9 million decrease to the fair value of our holdings. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages 134 through 162 of this Annual Report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is as a process designed by, or under the supervision of, our President and Chief Executive Officer and our Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
●	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 133 of this Annual Report on Form 10-K, incorporated into this Item by reference.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit Index

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the registrant, effective as of June 8, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed August 2, 2023).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, File No. 001-39319, filed April 4, 2023).

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

10.26+

Offer letter, dated March 17, 2023, by and between the registrant and Yalonda Howze, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed May 10, 2023).

10.27†♢

Collaboration and License Agreement, dated March 23, 2023, by and between the registrant and ModernaTX, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed May 10, 2023).

10.28†

Share Purchase Agreement, dated March 23, 2023, by and between the registrant and ModernaTX, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed May 10, 2023).

19.1*	Insider Trading Policy of the registrant.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy of the registrant.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

†Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+Indicates management contract or compensatory plan.

♢	Certain schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

ITEM 16.FORM 10-K SUMMARY

None.

Generation Bio Co.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Generation Bio Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Bio Co. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued and Prepaid External Research and Development Expenses

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company records research and development expenses, including expenses related to research and manufacturing contracts, as incurred. The Company’s determination of research and development expenses incurred, as well as the related accrued and prepaid external research and development expenses at each reporting period incorporates judgment and utilizes various assumptions. Such judgments and assumptions include an evaluation of the information provided to the Company by third parties on actual costs incurred, the time period over which services will be performed and the level of effort to be expended in each period. The Company's accrued external research and development expenses totaled $1.2 million at December 31, 2023. The Company's current and non-current prepaid external research and development expenses totaled $2.0 million and $0.1 million respectively at December 31, 2023. Auditing the Company’s accrued and prepaid external research and development expenses is especially complex due to the fact that information necessary to estimate the accruals and prepaid expenses is accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from vendors or significant upfront payments.

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

Accounting for Collaboration and License Agreements

Description of the Matter

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company recognized revenue of $5.9 million under a collaboration and license agreement for the year ended December 31, 2023, and recorded deferred revenue of $54.9 million as of December 31, 2023. The Company assesses the goods and services promised by its collaboration and license agreements to determine whether they represent distinct performance obligations. For arrangements with multiple performance obligations, the Company allocates the transaction price to the performance obligations based on their relative estimated stand-alone selling prices. The terms of collaboration and license agreements typically include payments for up-front license fees, milestones, reimbursements for research expenditures, royalties on net sales of licensed products and a premium or discount on the sale of the Company’s common stock. Auditing the Company's accounting for its collaboration and license agreements is complex and requires significant auditor judgment. Significant judgment and technical complexity are required to apply the authoritative accounting literature at the outset of the arrangement, including i) identifying the promised goods or services in the contract; ii) evaluating whether the promised goods or services are distinct performance obligations within the context of the contract; and iii) determining and allocating transaction price to the identified performance obligations.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, i) evaluating the Company’s assessment of the authoritative guidance applied to the arrangements; ii) inspecting the executed contracts to verify the completeness and accuracy of management’s assessment; iii) evaluating management’s interpretation of certain contract provisions when determining which promises represent distinct performance obligations; and iv) testing the allocation of transaction price to such identified performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

March 6, 2024

Generation Bio Co.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$66,446	$93,171
Marketable securities	197,918	185,920
Tenant receivable	3,960	395
Prepaid expenses and other current assets	4,294	7,530
Total current assets	272,618	287,016
Property and equipment, net	25,799	22,215
Operating lease right-of-use assets	69,852	59,208
Restricted cash	5,791	5,692
Deferred offering costs	433	434
Other long-term assets	265	1,699
Total assets	$374,758	$376,264
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,346	$662
Accrued expenses and other current liabilities	16,529	11,402
Deferred revenue	12,919	—
Operating lease liability	8,120	7,086
Total current liabilities	39,914	19,150
Deferred revenue, net of current portion	41,942	—
Operating lease liability, net of current portion	89,774	74,621
Total liabilities	171,630	93,771
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2023 and December 31, 2022; 66,205,550 and 59,505,437 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	774,224	727,335
Accumulated other comprehensive income (loss)	274	(83)
Accumulated deficit	(571,377)	(444,765)
Total stockholders’ equity	203,128	282,493
Total liabilities and stockholders’ equity	$374,758	$376,264

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Collaboration revenue	$5,904	$—	$—

Operating expenses:
Research and development	93,617	96,718	85,247
General and administrative	50,850	44,464	33,854
Total operating expenses	144,467	141,182	119,101
Loss from operations	(138,563)	(141,182)	(119,101)
Other income (expense):
Other income (expense) and interest income, net	11,951	4,543	(50)
Net loss	(126,612)	(136,639)	(119,151)
Net loss per share, basic and diluted	(1.96)	(2.35)	(2.12)
Weighted average common shares outstanding, basic and diluted	64,483,520	58,114,893	56,295,409

Comprehensive loss:
Net loss	(126,612)	(136,639)	(119,151)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	357	(83)	(9)
Comprehensive loss	(126,255)	(136,722)	(119,160)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	46,291,877	$5	$456,974	$9	$(188,975)	$268,013
Issuance of common stock upon public offering, net of issuance costs of $590	9,200,000	1	211,285	—	—	211,286
Issuance of common stock upon exercise of stock options	767,185	—	3,257	—	—	3,257
Vesting of restricted common stock	672,049	—	—	—	—	—
Issuance of common stock under ESPP	38,507		493			493
Stock-based compensation expense	—	—	17,857	—	—	17,857
Unrealized gains on marketable securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(119,151)	(119,151)
Balances at December 31, 2021	56,969,618	$6	$689,866	$—	$(308,126)	$381,746
Issuance of common stock from public ATM offering, net of commissions and offering costs of $404	1,795,524	—	12,338	—	—	12,338
Issuance of common stock upon exercise of stock options	150,699	—	628	—	—	628
Vesting of restricted common stock	446,141	—	(581)	—	—	(581)
Issuance of common stock under ESPP	143,455	—	632	—	—	632
Stock-based compensation expense	—	—	24,452	—	—	24,452
Unrealized losses on marketable securities	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(136,639)	(136,639)
Balances at December 31, 2022	59,505,437	$6	$727,335	$(83)	$(444,765)	$282,493
Sale of common stock in connection with the Moderna Share Purchase Agreement	5,859,375	1	22,567	—	—	22,568
Vesting of restricted common stock	605,524	—	(565)	—	—	(565)
Issuance of common stock under ESPP	235,214	—	546	—	—	546
Stock-based compensation expense	—	—	24,341	—	—	24,341
Unrealized gains on marketable securities	—	—	—	357	—	357
Net loss	—	—	—	—	(126,612)	(126,612)
Balances at December 31, 2023	66,205,550	$7	$774,224	$274	$(571,377)	$203,128

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(126,612)	$(136,639)	$(119,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	24,341	24,452	17,857
Depreciation and amortization expense	5,263	5,130	4,532
Amortization (accretion) of premium (discount) on marketable securities, net	(9,340)	(2,289)	529
Loss on sale of property and equipment	27	41	237
Loss on impairment of property and equipment	39	5,811	—
Changes in operating assets and liabilities:
Tenant receivable	(3,565)	(395)	—
Prepaid expenses and other current assets	3,156	(3,489)	1,367
Operating lease right-of-use assets	(10,644)	5,935	3,072
Other noncurrent assets	1,433	(1,295)	(152)
Accounts payable	1,087	(1,386)	1,756
Accrued expenses and other current liabilities	4,287	795	1,833
Deferred revenue	41,596	—	—
Operating lease liability	16,187	881	(3,701)
Net cash used in operating activities	(52,745)	(102,448)	(91,821)
Cash flows from investing activities:
Purchases of property and equipment	(7,397)	(8,801)	(5,958)
Proceeds from sale of property and equipment	—	—	105
Purchases of marketable securities	(405,301)	(323,714)	—
Maturities of marketable securities	403,000	140,000	198,900
Net cash (used in) provided by investing activities	(9,698)	(192,515)	193,047
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	—	211,876
Payment of share issuance costs	(164)	(50)	(955)
Proceeds from sale of common stock in connection with the Moderna Share Purchase Agreement	36,000	—	—
Proceeds from issuance of common stock from public ATM offering, net of commissions and offering costs	—	12,360	—
Proceeds from exercise of stock options and ESPP, net	546	1,260	3,750
Tax withholding payments related to net share settlements of restricted stock units	(565)	(581)	—
Net cash provided by financing activities	35,817	12,989	214,671
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,626)	(281,974)	315,897
Cash, cash equivalents and restricted cash at beginning of period	98,863	380,837	64,940
Cash, cash equivalents and restricted cash at end of period	$72,237	$98,863	$380,837
Supplemental disclosure of noncash investing and financing information:
Lease liabilities arising from obtaining right-of-use assets	$—	$—	$34,806
Purchases of property and equipment included in accounts payable and accrued expenses	$1,461	$24	$1,515
Unrealized gains (losses) on marketable securities	$356	$(83)	$(9)
Offering costs included in accounts payable and accrued expenses	$—	$—	$55

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Generation Bio Co., or Generation Bio, was incorporated on October 21, 2016 as Torus Therapeutics, Inc. and subsequently changed its name to Generation Bio Co. Generation Bio Co. and its consolidated subsidiary, or the company, we, our or us, are innovating non-viral genetic medicines to provide durable, redosable treatments for potentially hundreds of millions of patients living with rare and prevalent diseases. We are developing two distinct and complementary platforms that we believe will enable highly differentiated therapeutic applications. Our first platform is a potent, highly selective cell-targeted lipid nanoparticle, or ctLNP, delivery system for nucleic acids, which is designed to avoid off-target clearance by the liver and spleen, enabling ctLNPs to persist in systemic circulation and allowing for highly selective and potent ligand-driven targeting to specific tissues and cell types. The identification and optimization of new ligands to target new tissues and cell types is an efficient, flexible, and modular process, which we believe will allow us to rapidly expand our portfolio. Our second platform is our novel immune-quiet DNA, or iqDNA, which is a variant of our closed-ended DNA, or ceDNA, designed to enable long-lasting high levels of gene expression from non-integrating episomes, while avoiding innate immune sensors that have long prevented DNA from use in non-viral systems. Underpinning the iqDNA platform is our highly scalable capsid-free manufacturing process that uses our proprietary cell-free rapid enzymatic synthesis, or RES, to produce highly pure iqDNA at scale.  We are headquartered in Cambridge, Massachusetts.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as payments pursuant to our collaboration with ModernaTX, Inc., or Moderna. We have incurred recurring losses, including net losses of $126.6 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $571.4 million. We expect to continue to generate operating losses in the foreseeable future. As of March 6, 2024, the issuance date of these consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Marketable securities

Our marketable securities, which consisted of debt securities as of December 31, 2023, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

Impairment of long-lived assets

Long-lived assets consist of property and equipment. We evaluate the recoverability of our long-lived assets when circumstances indicate that an event of impairment may have occurred. We recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets and the fair value of such assets. We recorded less than $0.1 million and $5.8 million in impairment losses on long-lived assets during the years ended December 31, 2023 and 2022, respectively. We did not record any impairment losses on long-lived assets during the year ended December 31, 2021.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023, 2022 and 2021, our only element of other comprehensive loss was unrealized gains (losses) on available-for-sale debt securities.

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

We account for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued no amounts for interest and penalties on our consolidated balance sheets at December 31, 2023 and 2022.

Net loss per share

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

We reported a net loss for each of the years ended December 31, 2023, 2022 and 2021.

Revenue Recognition

We enter into collaboration agreements that are within the scope of ASC Topic 606, “Revenue from Contracts with Customers,” or ASC 606, under which we license rights to certain of our potential product candidates and perform research and development services. The terms of these contracts typically include payment of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, regulatory, and commercial milestone payments; royalties on net sales of licensed products, and a premium or discount on the sale of our common stock.

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

We allocate the transaction price based on the relative estimated stand-alone selling price of each of the performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, we utilize comparable transactions, clinical trial success probabilities, and estimates of option exercise likelihood. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts we would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations that consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For performance obligations satisfied as of a point in time, the allocated consideration is deferred until the goods and services are transferred, or, in the case of options to deliver additional goods and services, the option is exercised or expires.

Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

Restructuring and other costs

Restructuring and other costs are comprised of employee separation costs, asset impairments, and other associated costs primarily related to implementing the restructuring plan. Employee separation costs principally consist of one-time termination benefits and contractual termination benefits for severance, other termination benefit costs, and stock-based compensation expense for the acceleration of stock awards.

We record restructuring charges based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. We account for on-going benefit arrangements, such as those documented by separation agreements, in accordance with ASC 712, Nonretirement Postemployment Benefits. Under ASC 712, liabilities for post-employment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. We account for one-time employment benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Other associated costs are recognized in the period in which the liability is incurred.

Recently issued accounting pronouncements

In December 2023, the FASB issued its final standard to improve income tax disclosures. This standard, issued as ASU 2023-09, requires public business entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update is effective for annual periods beginning after December 15, 2025. We are currently evaluating when to adopt the guidance and the impact the guidance will have our consolidated financial statements.

3. Marketable securities and fair value measurements

The following tables present our marketable securities by security type as of December 31, 2023 and 2022:

As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$197,644	$274	$—	$197,918

As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$186,003	$13	$(96)	$185,920

Our marketable securities, as of December 31, 2023 and 2022, consisted of investments that matured within one year.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at December 31, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$38,210	$—	$—	$38,210
Marketable securities:
U.S. treasury securities	—	197,918	—	197,918
Totals	$38,210	$197,918	$—	$236,128

	Fair Value Measurements at December 31, 2022 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$77,010	$—	$—	$77,010
Marketable securities:
U.S. treasury securities	—	185,920	—	185,920
Totals	$77,010	$185,920	$—	$262,930

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

Moderna Agreement Assessment

We assessed the promised goods and services under the Collaboration Agreement, in accordance with ASC 606. At inception, the Collaboration Agreement included one combined performance obligation, which includes the license to the ctLNP technology to target indications outside of the liver and the related research services to develop such technology, as the two items are not distinct in context of the contract. The Collaboration Agreement also provides Moderna with options to receive additional research services and options to receive exclusive licenses. The options to receive exclusive licenses allow Moderna to develop and commercialize product candidates that utilize our ctLNP and ceDNA technology for targets within the liver, as well as utilizing the ctLNP technology to be developed as part of the Collaboration Agreement and our ceDNA technology for targets outside the liver. These options are considered to be priced at a discount to its standalone selling price and therefore are considered to be material rights.

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

The following table provides a summary of the transaction price allocated to each unit of account, in addition to revenue activity during the period:

Performance Obligations	Transaction Price Allocated	Revenue Recognized During	Deferred Revenue
(in thousands)	As of December 31, 2023	Year Ended December 31, 2023	As of December 31, 2023
ctLNP technology and research license	$41,290	$5,904	$27,310
First liver program commercialization option license	5,505	—	4,429
Second liver program commercialization option license	5,505	—	4,429
First non-liver program commercialization option license	9,202	—	7,402
Second non-liver program commercialization option license	9,202	—	7,402
Third liver or non-liver program commercialization option license	4,837	—	3,889
Total	$75,541	$5,904	$54,861

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2023	2022
Prepaid research and development expenses	$2,050	$4,555
Prepaid insurance	680	1,180
Prepaid facilities-related expenses	953	922
Prepaid employee compensation and benefits	133	349
Interest income receivable	188	265
Other	290	259
Total	$4,294	$7,530

As of December 31, 2023 and 2022, there was $0.1 million and $1.7 million, respectively, of prepaid research and development expenses included in other long-term assets on our consolidated balance sheet.

6. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Laboratory equipment	$14,859	$13,619
Computer equipment and software	1,447	1,189
Furniture and fixtures	1,293	1,146
Leasehold improvements	20,865	20,786
Construction in progress	7,030	13
	45,494	36,753
Less: Accumulated depreciation and amortization	(19,695)	(14,538)
Total	$25,799	$22,215

Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 was $5.3 million, $5.1 million, and $4.5 million, respectively.

In July 2021, we entered into a lease agreement, or the Seyon Lease, to build out a current Good Manufacturing Practice, or cGMP, -compliant manufacturing facility in Waltham, Massachusetts. On January 31, 2024, we notified the landlord of termination of the Seyon Lease due to the landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the landlord, effective January 31, 2024, and on February 20, 2024, the landlord served us with a complaint, filed in Massachusetts Superior Court, with respect to the Seyon Lease. For additional information, refer to Note 17, Subsequent event. The balance of construction in progress on December 31, 2023, was comprised primarily of the capitalization of construction costs to renovate the property for alternative use.

7. Leases

We lease our office and laboratory space under a noncancelable operating lease that expires in 2029, or the Office and Lab Lease. We have an option to extend the Office and Lab Lease term for one additional term of five years at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the consolidated balance sheet as of December 31, 2023. We posted a letter of credit in the amount of approximately $2.1 million as a security deposit. The letter of credit is subject to increase if we were to sublease any portion of the leased premises. The Office and Lab Lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

The Seyon Lease commenced in December 2021, when we were granted access to the facility and monthly rent payments began in September 2022, and the total rent payment was expected to be approximately $104.3 million for the 12-year lease term. We had an option to extend the Seyon Lease term for two additional terms of five years each at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the consolidated balance sheet as of December 31, 2023. In connection with the Seyon Lease, we provided a security deposit of $3.6 million in the form of a letter of credit. We paid an initial monthly base rent of approximately $0.4 million that increased annually, up to a monthly base rent of $0.6 million. We were obligated to pay operating costs, taxes and utilities applicable to the facility. We were responsible for costs of constructing interior improvements within the facility that exceed a construction allowance of $26.0 million provided by the landlord. On January 31, 2024, we notified the landlord of termination of the Seyon Lease due to the landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the landlord, effective January 31, 2024. On February 20, 2024, the landlord served us with a complaint, filed in Massachusetts Superior Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. For additional information, refer to Note 17, Subsequent event.

The following table presents our costs included in operating expenses related to our noncancelable operating leases:

	Year ended December 31,
(in thousands)	2023	2022
Operating lease cost	$12,585	$13,796
Variable lease cost	2,951	2,572
Total	$15,536	$16,368

Net cash paid for the amounts included in the measurement of the operating lease liability on the consolidated balance sheet and operating activities in our consolidated statement of cash flows was $13.4 million and $9.2 million for the years ended December 31, 2023 and 2022, respectively. The weighted-average remaining lease term and weighted-average incremental borrowing rate for all leases as of December 31, 2023 was approximately 11 years and 7.5%, respectively, and as of December 31, 2022 was approximately 10 years and 7.4%, respectively.

Future lease payments for our noncancelable operating leases as of December 31, 2023 and a reconciliation to the carrying amount of the operating lease liability presented in the consolidated balance sheet as of December 31, 2023 are as follows:

Year Ending December 31,	(in thousands)
2024	$15,207
2025	15,638
2026	16,094
2027	16,550
2028	17,058
Thereafter	56,161
Total undiscounted payments due under operating leases	136,708
Total undiscounted unearned tenant improvements	39
Less imputed interest	(38,853)
Total	$97,894

Current operating lease liability	$8,120
Non-current operating lease liability	89,774
Total	$97,894

8. Accrued expenses

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Accrued employee compensation and benefits	$13,208	$7,970
Accrued external research and development expenses	1,169	1,959
Accrued professional fees	908	1,047
Property and equipment	838	—
Other	406	426
Total	$16,529	$11,402

Accrued employee compensation and benefits as of December 31, 2023 includes salary continuation and severance costs of $5.3 million related to our strategic reorganization announced in November 2023. For additional information, refer to Note 16, Reduction in Force.

9. Equity

As of December 31, 2023, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of March 6, 2024, the issuance date of these consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million.

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

In May 2020 our board of directors adopted, and in June 2020 our stockholders approved, the 2020 Stock Incentive Plan, or the 2020 Plan, and, together with the 2017 Plan, the Plans, which became effective on June 11, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2020 Plan is the sum of (1) 2,547,698 shares; plus (2) the number of shares (up to a maximum of 7,173,014 shares) as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan on June 11, 2020 and (y) the number of shares of common stock subject to outstanding awards granted under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on such date, and (ii) an amount determined by the board of directors. In January 2022, 2023 and 2024, the number of shares of common stock authorized for issuance under the 2020 Plan was increased from 12,154,517 shares to 14,433,745 shares, from 14,433,745 shares to 16,813,962 shares, and from 16,813,962 shares to 19,462,688 shares, respectively. Upon the effectiveness of the 2020 Plan, we ceased granting additional awards under the 2017 Plan.

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

As of December 31, 2023, 255,176 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. We completed our IPO in 2020 and, accordingly, historically lacked sufficient company-specific historical and implied volatility information. Therefore, we have estimated our expected stock volatility based on combination of company-specific historical volatility and that of a publicly traded set of peer companies. Beginning in the third quarter of 2023, we determine our expected stock volatility by using the historical volatility of our publicly traded common stock. For options with service-based vesting conditions, the expected term of our stock options was determined utilizing the “simplified” method for awards that qualified as “plain-vanilla” options. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield was based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.88%	2.08%	0.81%
Expected volatility	102.3%	91.2%	76.0%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0

The following table summarizes our stock option activity since December 31, 2022:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	8,827,322	$13.15	7.97	$55
Granted	3,312,016	3.20
Exercised	—	—
Forfeited	(1,212,540)	9.29
Outstanding as of December 31, 2023	10,926,798	$10.56	6.21	$404
Vested and expected to vest as of December 31, 2023	9,967,903	$10.66	6.00	$387
Options exercisable as of December 31, 2023	5,378,652	$14.07	5.03	$17

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had strike prices lower than the fair value of our common stock.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $2.54, $4.76, and $18.81 per share, respectively.

There were no stock option exercises in the year ended December 31, 2023. The total intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $0.5 million and $19.4 million.

Restricted common stock

The following table summarizes our restricted common stock units activity since December 31, 2022:

		Weighted Average
	Shares	Grant Date Fair Value
Unvested restricted common stock units as of December 31, 2022	959,521	$6.65
Issued	895,400	4.47
Vested	(732,448)	6.57
Forfeited	(102,022)	5.59
Unvested restricted common stock units as of December 31, 2023	1,020,451	$4.90

The total fair value of restricted common stock units vested during the years ended December 31, 2023, 2022, and 2021 was approximately $3.3 million, $3.5 million, and $0.2 million, respectively.

There were no restricted common stock awards vested during the year ended December 31, 2023. The total fair value of restricted common stock awards vested during the years ended December 31, 2022 and 2021 was approximately $0.1 million and $17.7 million, respectively. There are currently no outstanding unvested restricted common stock awards.

Employee stock purchase plan

In May 2020 our board of directors adopted, and in June 2020 our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The 2020 ESPP provides participating employees with the opportunity to purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of our common stock at the beginning or end of the offering period. During the year ended December 31, 2023, we issued 235,214 shares of common stock under the 2020 ESPP and 1,698,616 shares remained available for issuance as of December 31, 2023.

The number of shares of common stock reserved for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2022, 2023, and 2024, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 950,931 shares to 1,520,738 shares, from 1,520,738 shares to 2,115,792 shares, and from 2,115,792 shares to 2,777,974 shares, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of shares of common stock granted under the 2020 ESPP:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	5.18%	1.43%	0.09%
Expected volatility	95.1%	93.5%	85.6%
Expected dividend yield	—	—	—
Expected term (in years)	0.5	0.5	0.5

Stock-Based Compensation

We record compensation cost for all share-based payment arrangements, including employee, non-employee and director stock options and restricted common stock. We recorded stock-based compensation expense in the following expense categories of our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Research and development expenses	$11,496	$12,405	$9,316
General and administrative expenses	12,845	12,047	8,541
Total	$24,341	$24,452	$17,857

The following table summarizes our unrecognized stock-based compensation expense by type of awards and the weighted-average period over which that expense is expected to be recognized:

	Unrecognized Expense	Weight-average Recognition Period
	(in thousands)	(in years)
Type of award:
Time-based stock options	23,636	2.00
Restricted stock units	3,292	2.49

11. Income taxes

For the years ended December 31, 2023, 2022 and 2021, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to the uncertainty of realizing a benefit from those items. All of our operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.4)	(6.1)	(6.7)
Federal and state research and development tax credits	(4.3)	(2.3)	(2.4)
Stock-based compensation expense	1.9	0.9	(1.7)
Change in deferred tax asset valuation allowance	29.8	28.5	31.8
Effective income tax rate	—%	—%	—%

Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$96,939	$89,546
Research and development tax credit carryforwards	20,836	15,368
Operating lease liability	26,745	22,322
Capitalized research and development costs	36,345	20,005
Deferred revenue	3,341	—
Other	13,332	10,359
Total deferred tax assets	197,538	157,600
Deferred tax liabilities:
Operating lease right-of-use assets	(19,084)	(16,176)
Property and equipment	(2,912)	(3,566)
Total deferred tax liabilities	(21,996)	(19,742)
Valuation allowance	(175,542)	(137,858)
Net deferred tax assets	$—	$—

As of December 31, 2023, we had federal net operating loss carryforwards of $353.0 million, which may be available to offset future taxable income, of which $8.2 million of the total net operating loss carryforwards expire at various dates beginning in 2036, while the remaining $344.8 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2023, we had state net operating loss carryforwards of $360.8 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. In addition, as of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $14.5 million and $8.0 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2033, respectively.

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

We have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets, which consist primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered our history of cumulative net losses incurred since inception, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that we will not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. We reevaluate the positive and negative evidence at each reporting period.

The changes in the valuation allowance for deferred tax assets during the year ended December 31, 2023 and 2022 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards. The changes in the valuation allowance for 2023 and 2022 were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Valuation allowance as of beginning of year	$137,858	$98,902
Increases recorded to income tax provision	37,684	38,956
Valuation allowance as of end of year	$175,542	$137,858

We assess the uncertainty in our income tax positions to determine whether a tax position of ours is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No reserve for uncertain tax positions or related interest and penalties have been recorded at December 31, 2023 and 2022.

We file income tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. We are open to future tax examination under statute from 2020 to the present. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state tax authorities to the extent utilized in a future period.

We have not yet conducted a study of our research and development credit carry forwards. This study may result in an adjustment to our research and development credit carry forwards; however, a full valuation allowance has been provided against our research and development credit carry forwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

Section 174 of the Tax Cuts and Jobs Act of 2017, or the Tax Act, requires taxpayers to capitalize and amortize research and development costs for the tax years beginning after December 31, 2021. For the year ended December 31, 2023, the capitalization and amortization of research and development costs resulted in a $59.8 million reduction of federal and state net operating loss carryforwards. In accordance with Section 174 of the Tax Act, we will amortize research and development costs for tax purposes over 5 years for costs of research and development performed in the U.S. and over 15 years for costs of research and development performed outside the U.S.

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

We recorded research and development expense of $0.1 million for the year ended December 31, 2023 and less than $0.1 million for each of the years ended December 31, 2022 and 2021 under this agreement.

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

Unless terminated earlier, the agreement will continue until the last-to-expire valid claim of the licensed patents. UMass may terminate the agreement if we fail to perform our material obligations, including but not limited to our failure to meet the applicable performance milestones despite using commercially reasonable efforts, and have not remediated such deficiency within a specified time period or negotiated a revised performance timeline. UMass can terminate the agreement if we fail to make any payments within a specified period after receiving written notice of such failure, or in the event of a material breach by us and failure to cure such breach within a certain period of time. We are currently in compliance with the terms of the agreement. We can voluntarily terminate the agreement with prior notice to UMass. As of December 31, 2023, we have paid the first milestone for the issuance of the first patent in the licensed patent application family, and we have recorded no royalty or other milestone liabilities under the UMass Agreement.

We recorded research and development expense of $0.6 million for the year ended December  31, 2023 and less than $0.1 million for each of the years ended December 31, 2022 and 2021 under this agreement.

Other license agreements

We have other license agreements under which we may become subject to future additional fees and milestone payments.

13. Commitments and contingencies

401(k) Plan

We have a defined-contribution plan under Section 401(k) of the Code, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax and/or after-tax basis. In September 2020, we adopted a match program, beginning on January 1, 2021, for employee contributions to the 401(k) Plan up to a maximum of four percent of the employee’s salary, subject to the maximums established under the Code.

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

	December 31,
	2023	2022	2021
Unvested restricted common stock	—	—	11,083
Unvested restricted stock units	1,020,451	959,521	13,120
Stock options to purchase common stock	10,926,798	8,827,322	6,205,088
Total	11,947,249	9,786,843	6,229,291

15. Related Parties

In March 2023, we entered into the Collaboration Agreement with Moderna. In connection with the Share Purchase Agreement, we issued and sold 5,859,375 shares of our common stock to Moderna, which resulted in Moderna becoming the beneficial owner of 8.9% of our outstanding common stock and a related party.

16. Reduction in Force

In November 2023, following a review of strategic priorities and a determination by our management and board of directors to implement a strategic reorganization, to invest in our ctLNP delivery platform to develop wholly-owned programs for extrahepatic cell types and to develop our iqDNA platform for our lead program in hemophilia A and other programs, we announced a reduction in our workforce of approximately 40%, or RIF, and implemented reductions in operational expenditures including Good Manufacturing Practice readiness and manufacturing expenses. We expect to complete the RIF by the end of the second quarter of 2024.

In connection with the RIF, affected employees will be eligible to receive one-time severance benefits, including cash severance, temporary healthcare coverage, to the extent they are eligible for and elect such coverage, and transition support services, subject to each such employee entering into an effective separation agreement, which will include a general release of claims against us. We are also offering a retention bonus to certain affected employees if such employees remain in continuous employment with us through their respective separation dates and execute a general release of claims against us.

Below is a summary of accrued restructuring costs recorded and included in accrued expenses and other current liabilities during the year ended December 31, 2023:

(in thousands)	Severance and Benefits Costs	Stock-Based Compensation	Total
Restructuring expenses	$6,513	$512	$7,025
Cash payments	(1,222)	—	(1,222)
Non-cash expenses	—	(512)	(512)
Balance at December 31, 2023	$5,291	$—	$5,291

In the year ended December 31, 2023, we recorded $7.0 million of restructuring expenses in our consolidated statements of operation and comprehensive loss, of which $5.1 million was classified as research and development expenses and $1.9 million was classified as general and administrative expenses. We anticipate that we will recognize an additional $0.4 million of restructuring expense in the year ended December 31, 2024 in connection with the RIF. We did not recognize any restructuring expense in the years ending December 31, 2022 and 2021.

17. Subsequent event

In July 2021, we entered into the Seyon Lease and in January 2024, we notified the landlord of the termination of the Seyon Lease due to the landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the landlord, effective January 31, 2024. On February 20, 2024, the landlord served us with a complaint, filed in Massachusetts Superior Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. Our responsive pleading is due April 1, 2024. We will vigorously defend the action and our rights with respect to this matter. As of December 31, 2023, we had $46.0 million in operating lease right-to-use assets, $62.2 million in operating lease liability, $6.2 million in construction in process, $4.0 million in tenant receivable, and $3.6 million in restricted cash related to the Seyon Lease on our consolidated balance sheet. As of March 6, 2024, the issuance date of this Annual Report on Form 10-K, we were unable to determine the impact of the Seyon Lease termination and the related pending litigation on our consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: March 6, 2024	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., MBA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoff McDonough	President, Chief Executive Officer and Director	March 6, 2024
Geoff McDonough, M.D.	(Principal Executive Officer)

/s/ Matthew Norkunas	Chief Financial Officer	March 6, 2024
Matthew Norkunas, M.D., MBA	(Principal Financial and Accounting Officer)

/s/ Dannielle Appelhans	Director	March 6, 2024
Dannielle Appelhans

/s/ Gustav Christensen	Director	March 6, 2024
Gustav Christensen

/s/ Ron H.W. Cooper	Director	March 6, 2024
Ron H.W. Cooper

/s/ Jeffrey Jonas	Director	March 6, 2024
Jeffrey Jonas, M.D.

/s/ Donald Nicholson	Director	March 6, 2024
Donald Nicholson, Ph.D.

/s/ Anthony Quinn	Director	March 6, 2024
Anthony Quinn, M.B. Ch.B., Ph.D.

/s/ Jason Rhodes	Director	March 6, 2024
Jason Rhodes

/s/ Charles Rowland	Director	March 6, 2024
Charles Rowland

/s/ Catherine Stehman-Breen	Director	March 6, 2024
Catherine Stehman-Breen, M.D.