Form 10-Q
period 2024-03-31
Generation Bio Co.
filed 2024-05-13
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024 there were 66,528,840 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash, cash equivalents. and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the potential achievement of milestones and receipt of payments under our collaboration with ModernaTX, Inc., or Moderna;
●	the potential advantages of our non-viral genetic medicine platforms;
●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for any product candidates we may develop;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	our estimates regarding the potential addressable patient populations for our programs;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or may become available; and
●	our ability to maintain and establish collaborations or obtain additional funding.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$35,526	$66,446
Marketable securities	183,777	197,918
Tenant receivable	—	3,960
Prepaid expenses and other current assets	5,364	4,294
Restricted cash	2,184	—
Total current assets	226,851	272,618
Marketable securities, net of current portion	14,634	—
Property and equipment, net	18,586	25,799
Operating lease right-of-use assets	22,970	69,852
Restricted cash, net of current portion	2,152	5,791
Deferred offering costs	433	433
Other long-term assets	253	265
Total assets	$285,879	$374,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,482	$2,346
Accrued expenses and other current liabilities	5,659	16,529
Deferred revenue	12,802	12,919
Operating lease liability	8,368	8,120
Total current liabilities	28,311	39,914
Deferred revenue, net of current portion	38,000	41,942
Operating lease liability, net of current portion	87,577	89,774
Total liabilities	153,888	171,630
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2024 and December 31, 2023; 66,479,100 and 66,205,550 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	778,099	774,224
Accumulated other comprehensive (loss) income	(197)	274
Accumulated deficit	(645,918)	(571,377)
Total stockholders’ equity	131,991	203,128
Total liabilities and stockholders’ equity	$285,879	$374,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Collaboration revenue	$4,059	$—
Operating expenses:
Research and development	14,335	22,000
General and administrative	10,428	12,866
Loss on lease termination	56,930	—
Total operating expenses	81,693	34,866
Loss from operations	(77,634)	(34,866)
Other income:
Other income and interest income, net	3,093	2,772
Net loss	(74,541)	$(32,094)
Net loss per share, basic and diluted	(1.12)	$(0.53)
Weighted average common shares outstanding, basic and diluted	66,433,640	60,230,077

Comprehensive loss:
Net loss	(74,541)	$(32,094)
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	(471)	117
Comprehensive loss	(75,012)	$(31,977)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended March 31, 2024
Balances at December 31, 2023	66,205,550	$7	$774,224	$274	$(571,377)	$203,128
Vesting of restricted common stock	273,550	—	(125)	—	—	(125)
Stock-based compensation expense	—	—	4,000	—	—	4,000
Unrealized loss on marketable securities	—	—	—	(471)	—	(471)
Net loss	—	—	—	—	(74,541)	(74,541)
Balances at March 31, 2024	66,479,100	$7	$778,099	$(197)	$(645,918)	$131,991

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended March 31, 2023
Balances at December 31, 2022	59,505,437	$6	$727,335	$(83)	$(444,765)	$282,493
Sale of common stock in connection with the Moderna Share Purchase Agreement	5,859,375	1	22,555	—	—	22,556
Vesting of restricted common stock	170,851	—	(199)	—	—	(199)
Stock-based compensation expense	—	—	6,266	—	—	6,266
Unrealized gains on marketable securities	—	—	—	117	—	117
Net loss	—	—	—	—	(32,094)	(32,094)
Balances at March 31, 2023	65,535,663	$7	$755,957	$34	$(476,859)	$279,139

The accompanying notes are an integral part of these condensed consolidated financial statements

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(74,541)	$(32,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on lease termination	56,930	—
Stock-based compensation expense	4,000	6,266
Depreciation and amortization expense	1,312	1,330
Amortization (accretion) of premium (discount) on marketable securities, net	(2,328)	(2,101)
Other	(7)	24
Changes in operating assets and liabilities:
Collaboration receivable	—	(47,500)
Tenant receivable	—	(1,419)
Prepaid expenses and other current assets	(878)	761
Operating lease right-of-use assets	1,050	1,263
Other noncurrent assets	13	1,115
Accounts payable	(242)	816
Accrued expenses and other current liabilities	(10,032)	(4,292)
Deferred revenue	(4,059)	47,500
Operating lease liability	(2,915)	654
Net cash used in operating activities	(31,697)	(27,677)
Cash flows from investing activities:
Purchases of property and equipment	(1,918)	(755)
Purchases of marketable securities	(86,635)	(87,861)
Maturities of marketable securities	88,000	83,000
Net cash used in investing activities	(553)	(5,616)
Cash flows from financing activities:
Payment of share issuance costs	—	(29)
Proceeds from sale of common stock in connection with the Moderna Share Purchase Agreement	—	36,000
Tax withholding payments related to net share settlements of restricted stock units	(125)	(199)
Net cash (used in) provided by financing activities	(125)	35,772
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,375)	2,479
Cash, cash equivalents and restricted cash at beginning of period	72,237	98,863
Cash, cash equivalents and restricted cash at end of period	$39,862	$101,342
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$438
Unrealized (losses) gains on marketable securities	$(471)	$117
Issuance costs included in accrued expenses	$—	$149

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Nature of the Business and Basis of Presentation

Generation Bio Co., or Generation Bio, was incorporated on October 21, 2016 as Torus Therapeutics, Inc. and subsequently changed its name to Generation Bio Co. Generation Bio Co. and its consolidated subsidiary, or the company, we, our or us, are innovating non-viral genetic medicines to provide durable, redosable treatments for potentially hundreds of millions of patients living with rare and prevalent diseases. We are developing two distinct and complementary platforms that we believe will enable highly differentiated therapeutic applications. Our first platform is a potent, highly selective cell-targeted lipid nanoparticle, or ctLNP, delivery system for nucleic acids, which is designed to avoid off-target clearance by the liver and spleen, enabling ctLNPs to persist in systemic circulation and allowing for highly selective and potent ligand-driven targeting to specific tissues and cell types. The identification and optimization of new ligands to target new tissues and cell types is an efficient, flexible, and modular process, which we believe will allow us to rapidly expand our portfolio. Our second platform is our novel immune-quiet DNA, or iqDNA, a partially single-stranded DNA, which is a variant of our closed-ended DNA, or ceDNA, designed to enable long-lasting high levels of gene expression from non-integrating episomes, while avoiding innate immune sensors that have long prevented DNA from use in non-viral systems. Underpinning the iqDNA platform is our highly scalable capsid-free manufacturing process that uses our proprietary cell-free rapid enzymatic synthesis, or RES, to produce highly pure iqDNA at scale. We are headquartered in Cambridge, Massachusetts.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with ModernaTX, Inc., or Moderna. We have incurred recurring losses, including net losses of $74.5 million for the three months ended March 31, 2024 and $32.1 million for the three months ended March 31, 2023. As of March 31, 2024, we had an accumulated deficit of $645.9 million. We expect to continue to generate operating losses in the foreseeable future. As of May 13, 2024, the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the measurement of proportional performance of the performance obligation of our collaboration agreements, accrual of research, and development expenses and stock-based compensation expense. We base our estimates on historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023 have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or any other period.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. Updates to our significant accounting policies are discussed below.

Employee Retention Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act passed by the United States Congress and signed by the President, we are eligible for a refundable Employee Retention Credit, or ERC, subject to certain criteria. ASC 105, Generally Accepted Accounting Principles, describes the decision-making framework when no clear guidance exists in GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of International Accounting Standards 20, or IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, but it may be applied by analogy under ASC 105-10-05-2. We accounted for the ERC as a government grant in accordance with IAS 20 by analogy under ASC 105-10-05-2.

We recognized a $2.3 million ERC upon completion of an analysis providing reasonable assurance that we met the conditions set forth in the CARES Act and it was reasonably assured that we will receive the employee retention credit. We recorded the ERC in prepaid expenses and other current assets on our condensed consolidated balance sheet as of March 31, 2024 related to labor costs recognized during 2020 and 2021. The ERC was recorded in research and development expenses and general and administrative expenses proportionately in the manner in which the qualified wages and related costs were classified. We have filed for refunds of the ERC and as of the date of this Quarterly Report, we have not received any refunds.

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

As of March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$198,608	$7	$(204)	$198,411

As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$197,644	$274	$—	$197,918

The following table summarizes our marketable securities by contractual maturity as of March 31, 2024:

	As of March 31, 2024
	Amortized	Fair
(in thousands)	Cost	Value
Less than one year	$183,948	$183,777
Greater than one year but less than two years	14,660	14,634
Total	$198,608	$198,411

Our marketable securities as of December 31, 2023 consisted of investments that mature within one year of their purchase date.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at March 31, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,090	$—	$—	$5,090
Marketable securities:
U.S. treasury securities	—	198,411	—	198,411
Totals	$5,090	$198,411	$—	$203,501

	Fair Value Measurements at December 31, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$38,210	$—	$—	$38,210
Marketable securities:
U.S. treasury securities	—	197,918	—	197,918
Totals	$38,210	$197,918	$—	$236,128

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

In addition, in connection with the execution of the Collaboration Agreement, we entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Moderna, pursuant to which we issued and sold 5,859,375 shares of our common stock to Moderna, at a price of $6.14 per share, for an aggregate purchase price of $36.0 million, which closed concurrently with the execution of the Collaboration Agreement and resulted in Moderna becoming a related party. Under the Share Purchase Agreement, Moderna has the right, subject to certain terms and conditions, to purchase up to 3.06% of the outstanding shares of our common stock (on a post-closing basis) in connection with a future equity financing of at least $25.0 million by us.

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

The following table provides a summary of the transaction price allocated to each unit of account, in addition to revenue activity during the period:

Performance Obligations	Transaction Price Allocated	Revenue Recognized During	Deferred Revenue
(in thousands)	As of March 31, 2024	Three Months Ended March 31, 2024	As of March 31, 2024
ctLNP technology and research license	$41,063	$4,059	$23,251
First liver program commercialization option license	5,475	—	4,429
Second liver program commercialization option license	5,475	—	4,429
First non-liver program commercialization option license	9,151	—	7,402
Second non-liver program commercialization option license	9,151	—	7,402
Third liver or non-liver program commercialization option license	4,810	—	3,889
Total	$75,125	$4,059	$50,802

During the three months ended March 31, 2023, no services were performed under the combined performance obligation and therefore no amounts were recognized.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$15,017	$14,859
Computer equipment and software	1,464	1,447
Furniture and fixtures	1,293	1,293
Leasehold improvements	20,887	20,865
Construction in progress	220	7,030
	38,881	45,494
Less: Accumulated depreciation and amortization	(20,295)	(19,695)
Total	$18,586	$25,799

Depreciation and amortization expense for each of the three months ended March 31, 2024 and 2023 was $1.3 million.

In July 2021, we entered into a lease agreement for a manufacturing facility in Waltham, Massachusetts, or the Seyon Lease. On January 31, 2024, we notified the landlord of termination of the Seyon Lease due to the landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the landlord, effective January 31, 2024. On February 20, 2024, our landlord served us with a complaint, filed in Massachusetts Superior Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. We will continue to vigorously defend the action and our rights with respect to this matter. During the three months ended March 31, 2024, in connection with the termination of the Seyon Lease, we recorded a non-cash charge of $6.2 million in an impairment of construction in progress. For additional information, refer to Note 7, Leases.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accrued employee compensation and benefits	$4,042	$13,208
Accrued external research and development expenses	587	1,169
Accrued professional fees	675	908
Property and equipment	—	838
Other	355	406
Total	$5,659	$16,529

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

In connection with the RIF, affected employees were eligible to receive one-time severance benefits, including cash severance, temporary healthcare coverage, to the extent they were eligible for and elected such coverage, and transition support services, subject to each such employee entering into an effective separation agreement, which included a general release of claims against us. We offered a retention bonus to certain affected employees if such employees remained in continuous employment with us through their respective separation dates and execute a general release of claims against us.

Below is a summary of accrued restructuring costs recorded and included in accrued expenses and other current liabilities during the year ended March 31, 2024:

(in thousands)	Severance and Benefits Costs
Balance at December 31, 2023	$5,291
Cash payments	(3,020)
Restructuring expenses	311
Adjustments	(268)
Balance at March 31, 2024	$2,314

During the three months ended March 31, 2024, we recorded $0.3 million of restructuring expenses in our condensed consolidated statements of operation and comprehensive loss all of which was classified as general and administrative expense. We did not recognize any restructuring expense during the three months ending March 31, 2023.

7. Leases

We lease our office and laboratory space under a noncancelable operating lease that expires in 2029, or the Office and Lab Lease. We have an option to extend the Office and Lab Lease term for one additional term of five years at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the consolidated balance sheet as of March 31, 2024. We posted a letter of credit in the amount of approximately $2.1 million as a security deposit. The letter of credit is subject to increase if we were to sublease any portion of the leased premises. The Office and Lab Lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

Future lease payments for our noncancelable operating lease as of March 31, 2024 and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of March 31, 2024 are as follows:

Three Months Ended March 31,	(in thousands)
2024 (remaining 9 months)	$5,771
2025	7,838
2026	8,059
2027	8,275
2028	8,535
Thereafter	2,834
Total undiscounted payments due under operating leases	41,312
Less imputed interest	(6,857)
Total	$34,455

Current operating lease liability	$5,402
Non-current operating lease liability	29,053
Total	$34,455

The Seyon Lease commenced in December 2021, when we were granted access to the facility, and monthly rent payments began in September 2022; the total rent payment was expected to be approximately $104.3 million for the 12-year lease term. We had an option to extend the Seyon Lease term for two additional terms of five years each at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability. In connection with the Seyon Lease, we provided a security deposit of $3.6 million in the form of a letter of credit. We paid an initial monthly base rent of approximately $0.4 million that increased annually, up to a monthly base rent of $0.6 million. We were obligated to pay operating costs, taxes and utilities applicable to the facility. We were responsible for costs of constructing interior improvements within the facility that exceed a construction allowance of $26.0 million provided by the landlord. As previously disclosed in our most recent Annual Report on Form 10-K, the termination of the Seyon Lease is the subject of pending litigation with the landlord. As of March 31, 2024, the landlord has collected $1.5 million from our security deposit in lieu of rent payments. The remaining security deposit for the Seyon Lease is included in restricted cash on our condensed consolidated balance sheet.

In connection with the termination of the Seyon Lease, during the three months ended March 31, 2024, we recorded non-cash charges of $45.8 million in an impairment of right-of-use asset, $6.2 million in an impairment of construction in progress, and the write-off of $3.9 million in tenant improvement allowance receivable from the landlord. In connection with the preparation and review of the financial statements included in this Quarterly Report, the audit committee of our board of directors concluded that these non-cash charges constitute a material impairment. In addition, during the three months ended March 31, 2024, we recognized $1.0 million in accretion and other lease related expenses which resulted in a $56.9 million loss on termination of lease in our condensed consolidated statement of operations and comprehensive loss. Expenses related to the Seyon Lease will be recognized in the loss on lease termination on our condensed consolidated statement of operations and comprehensive loss. As of March 31, 2024, as we had not met the criteria to extinguish the liability pursuant to ASC 405, we had $61.5 million in operating lease liability related to the Seyon Lease on our condensed consolidated balance sheet.

The following table presents our costs included in operating expenses related to our noncancelable operating leases:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$1,467	$3,216
Variable lease cost	525	871
Total	$1,992	$4,087

Net cash paid for the amounts included in the measurement of the operating lease liability on the condensed consolidated balance sheet and operating activities in our consolidated statement of cash flows was $1.9 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively. The weighted-average remaining lease term and weighted-average incremental borrowing rate for all leases as of March 31, 2024 was approximately 7 years and 7.1%, respectively.

8. Equity

As of March 31, 2024, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of May 13, 2024, the issuance date of these condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million.

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

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Stock Incentive Plan, or the 2020 Plan, and together with the 2017 Plan, the Plans, which became effective on June 11, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2020 Plan is the sum of (1) 2,547,698 shares; plus (2) the number of shares (up to a maximum of 7,173,014 shares) as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan on June 11, 2020 and (y) the number of shares of common stock subject to outstanding awards granted under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on such date, and (ii) an amount determined by the board of directors. In January 2024, the number of shares of common stock authorized for issuance under the 2020 Plan was increased from 16,813,962 shares to 19,462,688 shares. Upon the effectiveness of the 2020 Plan, we ceased granting additional awards under the 2017 Plan.

The Plans are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions on any award under the Plans are determined at the discretion of the board of directors, or its committee if so delegated. Stock options granted under the Plans with service-based vesting conditions generally vest over four years and expire after ten years. The exercise price for stock options granted is not less than the fair value of common stock as of the date of grant. Prior to our initial public offering, or IPO, in June 2020, the fair value of our common stock was determined by the board of directors. Subsequent to our IPO, fair value of common stock is based on quoted market prices.

As of March 31, 2024, 1,500,183 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the three months ended March 31, 2024, we granted time-based options to certain employees for the purchase of an aggregate of 2,830,478 shares of common stock with a weighted average grant date fair value of $1.58 per share that vest over a weighted average period of approximately four years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock authorized for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2024, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 2,115,792 shares to 2,777,974 shares. As of March 31, 2024, 2,360,798 shares remained available for issuance under the 2020 ESPP.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development expenses	$1,521	$2,855
General and administrative expenses	2,479	3,411
Total	$4,000	$6,266

As of March 31, 2024, total unrecognized compensation cost related to unvested time-based stock options and restricted stock units was $20.1 million, with $18.1 million expected to be recognized over a weighted average period of 2.4 years and $2.0 million expected to be recognized over a weighted average period of 2.6 years, respectively.

10. Commitments and Contingencies

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. On February 20, 2024, our landlord served us with a complaint, filed in Massachusetts Superior Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. We will continue to vigorously defend the action and our rights with respect to this matter. As a result, we may continue to incur costs and expenses relating to this facility, and we may remain responsible for payments under the Seyon Lease, which may have a material adverse effect on our business, results of operations or financial condition.

11. Net Loss per Share

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

	March 31,
	2024	2023
Unvested restricted stock units	497,121	1,411,002
Stock options to purchase common stock	12,514,950	10,032,920
Total	13,012,071	11,443,922

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

Our first platform is a potent, highly selective cell-targeted lipid nanoparticle, or ctLNP, delivery system for nucleic acids, which is designed to avoid off-target clearance by the liver and spleen, enabling ctLNPs to persist in systemic circulation and allowing for highly selective and potent ligand-driven targeting to specific tissues and cell types. The identification and optimization of new ligands to target new tissues and cell types is an efficient, flexible, and modular process, which we believe may allow us to rapidly expand our portfolio. We have demonstrated selective delivery of a T cell-targeted ctLNP carrying messenger RNA or mRNA, cargo encoding a CAR with expression that was efficient and dose dependent. We plan to assess the efficacy of T cell-targeted ctLNPs delivering iqDNA in mice.

Our second platform is our novel immune-quiet DNA, or iqDNA, a partially single-stranded DNA, which is an optimized variant of our closed-ended DNA, or ceDNA, designed to enable long-lasting high levels of gene expression from non-integrating episomes, while avoiding innate immune sensors that have long prevented DNA from use in non-viral systems. Underpinning the iqDNA platform is our highly scalable capsid-free manufacturing process that uses our proprietary cell-free rapid enzymatic synthesis, or RES, to produce highly pure iqDNA at scale. We continue to leverage RES to advance our iqDNA platform as it allows for precise chemical and structural changes to DNA, enabling the enhancement of DNA functionality through the engineering of molecular design and components. We have developed a second generation of iqDNA that achieved greater luciferase expression than a first generation iqDNA.

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

We plan to expand our portfolio to include programs for additional indications in other tissues, including retina, skeletal muscle, and the central nervous system, or CNS, by developing discrete ctLNPs, each with a unique targeting ligand engineered to provide targeted delivery of mRNA and/or iqDNA to T cells, HSCs and hepatocytes or delivery of antibody genes to direct the liver to produce therapeutic antibodies from patients’ own cells, which we refer to as endogenous therapeutic antibody production, or ETAP.

In November 2023, following a review of strategic priorities and a determination by our management and board of directors to implement a strategic reorganization to invest in our ctLNP delivery system to develop wholly-owned programs for extrahepatic cell types and to develop our iqDNA platform for our lead program in hemophilia A and other programs, we announced a strategic reorganization, pursuant to which we undertook a reduction in force, or RIF, and implemented reductions in operational expenditures including current Good Manufacturing Practice readiness and manufacturing expenses. As part of the restructuring, we intend to prioritize investment in the development of our ctLNP delivery system for wholly-owned programs in extrahepatic cell types and to develop iqDNA for our lead program in hemophilia A.

In July 2021, we entered into a lease agreement to build out a current Good Manufacturing Practice-compliant manufacturing facility, or the Seyon Facility, in Waltham, Massachusetts. On January 31, 2024, we notified the landlord of termination of the Seyon Lease due to the landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the landlord, effective January 31, 2024. On February 20, 2024, the landlord served us with a complaint, filed in Massachusetts Superior Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. We will continue to vigorously defend the action and our rights with respect to this matter.

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

In connection with the Collaboration Agreement, we entered into a Share Purchase Agreement with Moderna, pursuant to which we issued and sold 5,859,375 shares of our common stock to Moderna, at a price of $6.14 per share, for an aggregate purchase price of $36.0 million. In addition, under the Share Purchase Agreement, Moderna has the right, subject to certain terms and conditions, to purchase up to 3.06% of the outstanding shares of our common stock (on a post-closing basis) in connection with a future equity financing of at least $25.0 million by us. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreement.

Since our inception in October 2016, we have focused substantially all of our resources on building our non-viral genetic medicine platforms, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020) and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In June 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of May 13, 2024, the issuance date of this Quarterly Report, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. In March 2023, in connection with the Share Purchase Agreement entered into with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the three months ended March 31, 2024 and 2023, we reported net losses of $74.5 million and $32.1 million, respectively. As of March 31, 2024, we had an accumulated deficit of $645.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs, which include:

●	personnel-related costs, including salaries, benefits, stock-based compensation and severance expense, for employees engaged in research and development functions;
●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs, and regulatory agency fees;
●	the cost of developing and scaling our manufacturing process and capabilities and manufacturing drug substance and drug product for use in our research and preclinical studies, including under agreements with third parties, such as consultants, contractors and contract development organizations, or CDOs;
●	laboratory supplies and research materials;
●	facilities, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and

●	payments made under third-party licensing agreements.

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

We anticipate that our general and administrative expenses will increase in the future as our research progresses toward clinical studies and we will increase our headcount. We also anticipate that we will continue to incur substantial accounting, audit, legal, regulatory, compliance, director and officer insurance costs and investor and public relations expenses associated with operating as a public company.

Loss on lease termination

Loss on termination of lease consists of expenses recognized for the impairments of right-of-use asset and construction in progress, write-off of tenant improvement allowance receivable, accretion and other lease-related expenses in connection with the termination of the Seyon Lease.

Other income and interest income, net

Other income and interest income, net consists of interest income earned on our invested cash balances and other miscellaneous income unrelated to our core operations.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	2024 vs 2023
Revenue:
Collaboration revenue	$4,059	$—	$4,059
Operating expenses:
Research and development	14,335	22,000	(7,665)
General and administrative	10,428	12,866	(2,438)
Loss on lease termination	56,930	—	56,930
Total operating expenses	81,693	34,866	46,827
Loss from operations	(77,634)	(34,866)	(42,768)
Other income:
Other income and interest income, net	3,093	2,772	321
Net loss	$(74,541)	$(32,094)	$(42,447)

Collaboration revenue

During the three months ended March 31, 2024, we recognized $4.1 million in collaboration revenue under our Collaboration Agreement with Moderna. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreement.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	2024 vs 2023
Personnel-related	$3,722	$7,277	$(3,555)
Facilities-related	3,531	3,359	172
Preclinical and manufacturing	3,296	4,801	(1,505)
Stock-based compensation	1,521	2,855	(1,334)
Lab supplies	915	824	91
Consulting and professional services	387	603	(216)
License fees	89	723	(634)
Other	874	1,558	(684)
Total research and development expenses	$14,335	$22,000	$(7,665)

Research and development expenses were $14.3 million for the three months ended March 31, 2024, compared to $22.0 million for the three months ended March 31, 2023. The decreases in personnel-related costs of $3.6 million and stock-based compensation costs of $1.3 million were driven primarily by decreased headcount as a result of the RIF in November 2023. The decrease in preclinical and manufacturing costs of $1.5 million was driven primarily by decreased preclinical activities.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	2024 vs 2023
Personnel-related	$3,013	$4,281	$(1,268)
Stock-based compensation	2,479	3,411	(932)
Facilities-related	2,226	2,420	(194)
Professional and consultant fees	2,211	2,125	86
Other	499	629	(130)
Total general and administrative expenses	$10,428	$12,866	$(2,438)

General and administrative expenses were $10.4 million for the three months ended March 31, 2024, compared to $12.9 million for the three months ended March 31, 2023. The decrease in personnel-related costs of $1.3 million and stock-based compensation costs of $0.9 million were driven primarily by decreased headcount as a result of the RIF in November 2023.

Loss on lease termination

During the three months ended March 31, 2024, we recognized a non-cash charge of $56.9 million in connection with the termination of the Seyon Lease which included impairments of $45.8 million in right-of-use asset, $6.2 million in construction in progress, a write-off of $3.9 million in tenant improvement allowance receivable from the landlord and $1.0 million in accretion and other lease-related expenses.

Other income and interest income, net

Other income and interest income, net for the three months ended March 31, 2024 was $3.1 million as compared to $2.8 million for the three months ended March 31, 2023. The increase in other income and interest income, net during the three months ended March 31, 2024 was primarily due to an increase in interest yields on increased invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platforms. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. During the three months ended March 31, 2024, we have recognized $4.1 million in collaboration revenue under the Collaboration Agreement with Moderna. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020) and sales of common stock in underwritten public offerings, “at-the-market” offerings and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of May 13, 2024, the issuance date of the condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. In March 2023, in connection with the Share Purchase Agreement with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million. As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $233.9 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(31,697)	$(27,677)
Net cash used in investing activities	(553)	(5,616)
Net cash (used in) provided by financing activities	(125)	35,772
Net (decrease) increase in cash, cash equivalents and restricted cash	$(32,375)	$2,479

Operating activities

During the three months ended March 31, 2024, operating activities used $31.7 million of cash, primarily resulting from our net loss of $74.5 million and the net changes in our operating assets and liabilities of $17.1 million and offset by the net of non-cash charges of $59.9 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2024 consisted of a $4.1 million decrease of deferred revenue, a $1.1 million decrease in operating lease right-of-use assets, a $0.9 million increase in prepaid expenses and other current assets, a $10.3 million decrease of accrued expense and other current liabilities and accounts payable and a $2.9 million decrease in operating lease liability.

During the three months ended March 31, 2023, operating activities used $27.7 million of cash, primarily resulting from our net loss of $32.1 million and cash used in the changes in our operating assets and liabilities of $1.1 million, offset by the net of non-cash charges of $5.5 million. Net cash used in changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted of a $47.5 million increase in collaboration receivable, as offset by a $47.5 million increase of deferred revenue, a $1.1 million decrease of other noncurrent assets, a $1.3 million decrease in operating lease right-of-use assets, a $3.5 million decrease of accrued expense and other current liabilities and accounts payable, a $0.8 million decrease in prepaid expenses and other current assets, a $0.7 million increase in operating lease liability and a $1.4 million increase in tenant receivable.

Changes in accrued expenses and other current liabilities and accounts payable were generally due to payments of accrued employee bonus and severance benefits and the timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2024, net cash used in investing activities was $0.6 million, primarily due to purchases of marketable securities of $86.6 million and property and equipment of $1.9 million during the period, offset by $88.0 million in maturities of marketable securities. During the three months ended March 31, 2023, net cash used in investing activities was $5.6 million, primarily due to an increase in purchases of marketable securities of $87.9 million and property and equipment of $0.8 million during the period, offset by $83.0 million in maturities of marketable securities.

Financing activities

During the three months ended March 31, 2024, net cash used in financing activities was $0.1 million, consisting of payments for repurchase of common stock for employee tax withholdings. During the three months ended March 31, 2023, net cash provided by financing activities was $35.8 million, consisting primarily of net proceeds from the sale and issuance of our common stock to Moderna, offset by payments for repurchase of common stock for employee tax withholdings.

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

We believe that our existing cash, cash equivalents. and marketable securities will enable us to fund our operating expenses and capital expenditures into the second half of 2027. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although we may receive potential future payments under our collaboration with Moderna, we do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect the holdings or the rights of our common stockholders.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Management has determined that our most critical accounting policies are those relating to accrued research and development expenses and revenue recognition. There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes included in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable securities of $198.4 million as of March 31, 2024. During the three months ended March 31, 2024, we recognized $3.1 million in interest earned on our invested cash balances and we did not record any impairment charges to our marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of material legal proceedings, refer to “Part I, Item 1, Financial Statements,” in “Note 10. Commitments and Contingencies—Legal Proceedings,” which is incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report, which could materially affect our business, financial condition, or future results.

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2024.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*+♢	Separation Agreement, by and between the registrant and Doug Kerr, dated January 28, 2024.

10.2*+♢	Separation Agreement, by and between the registrant and Tracy Zimmermann, dated January 28, 2024.

10.3*+♢	Consulting Agreement, by and between the registrant and Doug Kerr, dated February 1, 2024.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

♢	Certain schedules and exhibits have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: May 13, 2024	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)