Form 10-Q
period 2024-06-30
Generation Bio Co.
filed 2024-08-07
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024 there were 66,741,175 shares of Common Stock, $0.0001 par value per share, outstanding.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$28,499	$66,446
Marketable securities	188,443	197,918
Collaboration receivable	1,337	—
Tenant receivable	—	3,960
Prepaid expenses and other current assets	5,002	4,294
Total current assets	223,281	272,618
Property and equipment, net	17,091	25,799
Operating lease right-of-use assets	22,107	69,852
Restricted cash	2,152	5,791
Deferred offering costs	433	433
Other long-term assets	200	265
Total assets	$265,264	$374,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,910	$2,346
Accrued expenses and other current liabilities	5,941	16,529
Deferred revenue	13,619	12,919
Operating lease liability	8,633	8,120
Total current liabilities	30,103	39,914
Deferred revenue, net of current portion	34,430	41,942
Operating lease liability, net of current portion	85,324	89,774
Total liabilities	149,857	171,630
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2024 and December 31, 2023; 66,702,734 and 66,205,550 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	782,030	774,224
Accumulated other comprehensive (loss) income	(280)	274
Accumulated deficit	(666,350)	(571,377)
Total stockholders’ equity	115,407	203,128
Total liabilities and stockholders’ equity	$265,264	$374,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Collaboration revenue	$4,091	$880	8,150	$880
Operating expenses:
Research and development	16,388	21,832	30,723	43,832
General and administrative	9,515	12,967	19,943	25,833
Loss on lease termination	1,497	—	58,427	—
Total operating expenses	27,400	34,799	109,093	69,665
Loss from operations	(23,309)	(33,919)	(100,943)	(68,785)
Other income:
Other income and interest income, net	2,877	2,853	5,970	5,625
Net loss	$(20,432)	$(31,066)	(94,973)	$(63,160)
Net loss per share, basic and diluted	$(0.31)	$(0.47)	(1.43)	$(1.00)
Weighted average common shares outstanding, basic and diluted	66,531,000	65,656,151	66,482,320	62,957,556

Comprehensive loss:
Net loss	$(20,432)	$(31,066)	(94,973)	$(63,160)
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	(83)	(57)	(554)	60
Comprehensive loss	$(20,515)	$(31,123)	(95,527)	$(63,100)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended June 30, 2024
Balances at March 31, 2024	66,479,100	$7	$778,099	$(197)	$(645,918)	$131,991
Issuance of common stock upon exercise of stock options	12,837	—	18	—	—	18
Vesting of restricted common stock	54,770	—	(31)	—	—	(31)
Issuance of common stock under ESPP	156,027	—	247	—	—	247
Stock-based compensation expense	—	—	3,697	—	—	3,697
Unrealized loss on marketable securities	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(20,432)	(20,432)
Balances at June 30, 2024	66,702,734	$7	$782,030	$(280)	$(666,350)	$115,407

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended June 30, 2023
Balances at March 31, 2023	65,535,663	$7	$755,957	$34	$(476,859)	$279,139
Vesting of restricted common stock	140,906	—	(119)	—	—	(119)
Issuance of common stock under ESPP	107,681	—	367	—	—	367
Stock-based compensation expense	—	—	6,023	—	—	6,023
Unrealized loss on marketable securities	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(31,066)	(31,066)
Balances at June 30, 2023	65,784,250	$7	$762,228	$(23)	$(507,925)	$254,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Six Months Ended June 30, 2024
Balances at December 31, 2023	66,205,550	$7	$774,224	$274	$(571,377)	$203,128
Issuance of common stock upon exercise of stock options	12,837	—	18	—	—	18
Vesting of restricted common stock	328,320	—	(156)	—	—	(156)
Issuance of common stock under ESPP	156,027	—	247	—	—	247
Stock-based compensation expense	—	—	7,697	—	—	7,697
Unrealized loss on marketable securities	—	—	—	(554)	—	(554)
Net loss	—	—	—	—	(94,973)	(94,973)
Balances at June 30, 2024	66,702,734	$7	$782,030	$(280)	$(666,350)	$115,407

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Six Months Ended June 30, 2023
Balances at December 31, 2022	59,505,437	$6	$727,335	$(83)	$(444,765)	$282,493
Sale of common stock in connection with the Moderna Share Purchase Agreement	5,859,375	1	22,555	—	—	22,556
Vesting of restricted common stock	311,757	—	(318)	—	—	(318)
Issuance of common stock under other equity plans	107,681	—	367	—	—	367
Stock-based compensation expense	—	—	12,289	—	—	12,289
Unrealized gains on marketable securities	—	—	—	60	—	60
Net loss	—	—	—	—	(63,160)	(63,160)
Balances at June 30, 2023	65,784,250	$7	$762,228	$(23)	$(507,925)	$254,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(94,973)	$(63,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on lease termination	58,427	—
Stock-based compensation expense	7,697	12,289
Depreciation and amortization expense	2,575	2,645
Amortization (accretion) of premium (discount) on marketable securities, net	(4,443)	(4,200)
Other	123	24
Changes in operating assets and liabilities:
Collaboration receivable	(1,337)	—
Tenant receivable	—	55
Prepaid expenses and other current assets	(465)	1,390
Operating lease right-of-use assets	1,913	3,375
Other noncurrent assets	64	1,366
Accounts payable	154	1,572
Accrued expenses and other current liabilities	(9,755)	(3,772)
Deferred revenue	(6,812)	46,620
Operating lease liability	(6,400)	(1,075)
Net cash used in operating activities	(53,232)	(2,871)
Cash flows from investing activities:
Purchases of property and equipment	(1,932)	(2,207)
Proceeds from sale of property and equipment	104	—
Purchases of marketable securities	(86,635)	(166,994)
Maturities of marketable securities	100,000	188,000
Net cash provided by investing activities	11,537	18,799
Cash flows from financing activities:
Payment of share issuance costs	—	(179)
Proceeds from sale of common stock in connection with the Moderna Share Purchase Agreement	—	36,000
Proceeds from exercise of stock options and ESPP, net	265	367
Tax withholding payments related to net share settlements of restricted stock units	(156)	(317)
Net cash provided by financing activities	109	35,871
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,586)	51,799
Cash, cash equivalents and restricted cash at beginning of period	72,237	98,863
Cash, cash equivalents and restricted cash at end of period	$30,651	$150,662
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$39	$240
Unrealized (losses) gains on marketable securities	$(554)	$60

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with ModernaTX, Inc., or Moderna. We have incurred recurring losses, including net losses of $95.0 million for the six months ended June 30, 2024 and $63.2 million for the six months ended June 30, 2023. As of June 30, 2024, we had an accumulated deficit of $666.4 million. We expect to continue to generate operating losses in the foreseeable future. As of August 7, 2024, the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023 have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or any other period.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. Updates to our significant accounting policies are discussed below.

Employee Retention Credit

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the United States Congress and signed by the President, we are eligible for a refundable Employee Retention Credit, or ERC, subject to certain criteria. ASC 105, Generally Accepted Accounting Principles, describes the decision-making framework when no clear guidance exists in GAAP for a particular transaction. Specifically, ASC 105-10-05-2 instructs companies to look for guidance for a similar transaction within GAAP and apply that guidance by analogy. As such, forms of government assistance, such as the ERC, provided to business entities would not be within the scope of International Accounting Standards 20, or IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, but it may be applied by analogy under ASC 105-10-05-2. We accounted for the ERC as a government grant in accordance with IAS 20 by analogy under ASC 105-10-05-2.

We recognized a $2.3 million ERC upon completion of an analysis providing reasonable assurance that we met the conditions set forth in the CARES Act and it was reasonably assured that we will receive the employee retention credit. We recorded the ERC in prepaid expenses and other current assets on our condensed consolidated balance sheet as of June 30, 2024 related to labor costs recognized during 2020 and 2021. The ERC was recorded in research and development expenses and general and administrative expenses proportionately in the manner in which the qualified wages and related costs were classified. We have filed for refunds of the ERC and as of the date of this Quarterly Report, we have not received any refunds.

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

As of June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$188,723	$—	$(280)	$188,443

As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$197,644	$274	$—	$197,918

Our marketable securities as of June 30, 2024 and December 31, 2023 consisted of investments that mature within one year of their purchase date.

We assess our available-for-sale securities under the available-for-sale security impairment model in ASC 326, “Financial Instruments - Credit Losses", or ASC 326, as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on our available-for-sale securities is the result of a credit loss. We also evaluate our available-for-sale securities for impairment using a variety of factors including our intent to sell the underlying securities prior to maturity and whether it is more likely than not that we would be required to sell the securities before the recovery of their amortized basis. During the six months ended June 30, 2024 and 2023, we did not recognize any impairment or realized gains or losses on sales of available-for-sale securities, and we did not record an allowance for, or recognize, any expected credit losses.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at June 30, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,524	$—	$—	$17,524
Marketable securities:
U.S. treasury securities	—	188,443	—	188,443
Totals	$17,524	$188,443	$—	$205,967

	Fair Value Measurements at December 31, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$38,210	$—	$—	$38,210
Marketable securities:
U.S. treasury securities	—	197,918	—	197,918
Totals	$38,210	$197,918	$—	$236,128

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

The following table provides a summary of the transaction price allocated to each unit of account, in addition to revenue activity during the period:

Performance Obligations	Transaction Price Allocated	Revenue Recognized During	Revenue Recognized During	Deferred Revenue
(in thousands)	As of June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	As of June 30, 2024
ctLNP technology and research license	$44,362	$4,091	$8,150	$20,498
First liver program commercialization option license	5,915	—	—	4,429
Second liver program commercialization option license	5,915	—	—	4,429
First non-liver program commercialization option license	9,886	—	—	7,402
Second non-liver program commercialization option license	9,886	—	—	7,402
Third liver or non-liver program commercialization option license	5,197	—	—	3,889
Total	$81,161	$4,091	$8,150	$48,049

5. Property and equipment, net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$14,479	$14,859
Computer equipment and software	1,417	1,447
Furniture and fixtures	1,293	1,293
Leasehold improvements	20,909	20,865
Construction in progress	81	7,030
	38,179	45,494
Less: Accumulated depreciation and amortization	(21,088)	(19,695)
Total	$17,091	$25,799

Depreciation and amortization expense for the three and six months ended June 30, 2024 was $1.3 million and $2.6 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2023 was $1.3 million and $2.6 million, respectively.

In July 2021, we entered into a lease agreement for a manufacturing facility in Waltham, Massachusetts, or the Seyon Lease. On January 31, 2024, we notified the landlord of termination of the Seyon Lease due to the landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the landlord, effective January 31, 2024. On February 20, 2024, our landlord served us with a complaint, filed in Massachusetts Superior Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. We will continue to vigorously defend the action and our rights with respect to this matter. During the six months ended June 30, 2024, in connection with the termination of the Seyon Lease, we recorded a non-cash charge of $6.2 million in an impairment of construction in progress. For additional information, refer to Note 7, Leases.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accrued employee compensation and benefits	$3,880	$13,208
Accrued external research and development expenses	562	1,169
Accrued professional fees	1,161	908
Property and equipment	—	838
Other	338	406
Total	$5,941	$16,529

In November 2023, following a review of strategic priorities and a determination by our management and board of directors to implement a strategic reorganization, to invest in our ctLNP delivery platform to develop wholly-owned programs for extrahepatic cell types and to develop our iqDNA platform for our lead program in hemophilia A and other programs, we announced a reduction in our workforce of approximately 40%, or RIF, and implemented reductions in operational expenditures including Good Manufacturing Practice readiness and manufacturing expenses. We completed the RIF during the second quarter of 2024.

In connection with the RIF, affected employees were eligible to receive one-time severance benefits, including cash severance, temporary healthcare coverage, to the extent they were eligible for and elected such coverage, and transition support services, subject to each such employee entering into an effective separation agreement, which included a general release of claims against us. We offered a retention bonus to certain affected employees if such employees remained in continuous employment with us through their respective separation dates and executed a general release of claims against us.

Below is a summary of accrued restructuring costs recorded and included in accrued expenses and other current liabilities during the year ended June 30, 2024:

(in thousands)	Severance and Benefits Costs
Balance at December 31, 2023	$5,291
Cash payments	(4,327)
Restructuring expenses	375
Adjustments	(387)
Balance at June 30, 2024	$952

During the three and six months ended June 30, 2024, we recorded $0.1 million and $0.4 million of restructuring expenses, respectively, in our condensed consolidated statements of operation and comprehensive loss all of which was classified as general and administrative expense. We did not recognize any restructuring expense during the three and six months ended June 30, 2023.

7. Leases

We lease our office and laboratory space under a noncancelable operating lease that expires in 2029, or the Office and Lab Lease. We have an option to extend the Office and Lab Lease term for one additional term of five years at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the consolidated balance sheet as of June 30, 2024. We posted a letter of credit in the amount of approximately $2.1 million as a security deposit. The letter of credit is subject to increase if we were to sublease any portion of the leased premises. The Office and Lab Lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

Future lease payments for our noncancelable operating lease as of June 30, 2024 and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of June 30, 2024 are as follows:

Three Months Ended June 30,	(in thousands)
2024 (remaining 6 months)	$3,867
2025	7,838
2026	8,059
2027	8,275
2028	8,535
Thereafter	2,834
Total undiscounted payments due under operating leases	39,408
Less imputed interest	(6,253)
Total	$33,155

Current operating lease liability	$5,553
Non-current operating lease liability	27,602
Total	$33,155

The following table presents our costs included in operating expenses related to our noncancelable operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$1,467	$3,345	$2,934	$6,561
Variable lease cost	522	839	1,047	1,710
Total	$1,989	$4,184	$3,981	$8,271

Net cash paid for the amounts included in the measurement of the operating lease liability on the condensed consolidated balance sheet and operating activities in our consolidated statement of cash flows was $3.8 million and $6.3 million for the six months ended June 30, 2024 and 2023, respectively. The weighted-average remaining lease term and weighted-average incremental borrowing rate for all leases as of June 30, 2024 was approximately 5 years and 7.1%, respectively.

The Seyon Lease commenced in December 2021, when we were granted access to the facility, and monthly rent payments began in September 2022; the total rent payment was expected to be approximately $104.3 million for the 12-year lease term. We had an option to extend the Seyon Lease term for two additional terms of five years each at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability. In connection with the Seyon Lease, we provided a security deposit of $3.6 million in the form of a letter of credit. We paid an initial monthly base rent of approximately $0.4 million that increased annually, up to a monthly base rent of $0.6 million. We were obligated to pay operating costs, taxes and utilities applicable to the facility. We were responsible for costs of constructing interior improvements within the facility that exceed a construction allowance of $26.0 million provided by the landlord. As previously disclosed in our most recent Annual Report on Form 10-K and in this Quarterly Report, the termination of the Seyon Lease is the subject of pending litigation with the landlord. As of June 30, 2024, the landlord has collected $3.6 million from our security deposit in lieu of rent payments and has fully utilized such deposit.

In connection with the termination of the Seyon Lease, during the six months ended June 30, 2024, we recorded a material impairment loss of non-cash charges of $45.8 million in an impairment of the Seyon Lease right-of-use asset, $6.2 million in an impairment of construction in progress, and the write-off of $3.9 million in tenant improvement allowance receivable from the landlord. In addition, during the six months ended June 30, 2024, we recognized $2.5 million in accretion and other lease related expenses, which resulted in a $58.4 million loss on termination of lease in our condensed consolidated statement of operations and comprehensive loss. Accretion and other lease related expenses related to the Seyon Lease will continue to be recognized in loss on lease termination on our condensed consolidated statement of operations and comprehensive loss. As of June 30, 2024, as we had not met the criteria to extinguish the lease liability pursuant to ASC 405 Liabilities, we had $60.8 million in operating lease liability related to the Seyon Lease on our condensed consolidated balance sheet.

8. Equity

As of June 30, 2024, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of August 7, 2024, the issuance date of these condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million.

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

As of June 30, 2024, 973,309 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the six months ended June 30, 2024, we granted time-based options to certain employees for the purchase of an aggregate of 3,500,119 shares of common stock with a weighted average grant date fair value of $1.83 per share that vest over a weighted average period of approximately four years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock authorized for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2024, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 2,115,792 shares to 2,777,974 shares. As of June 30, 2024, 2,204,771 shares remained available for issuance under the 2020 ESPP.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development expenses	$1,411	$2,879	$2,932	$5,734
General and administrative expenses	2,286	3,144	4,765	6,555
Total	$3,697	$6,023	$7,697	$12,289

As of June 30, 2024, total unrecognized compensation cost related to unvested time-based stock options and restricted stock units was $18.0 million, with $16.2 million expected to be recognized over a weighted average period of 2.2 years and $1.8 million expected to be recognized over a weighted average period of 2.4 years, respectively.

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

	June 30,
	2024	2023
Unvested restricted stock units	420,990	1,356,667
Stock options to purchase common stock	13,041,851	10,248,676
Total	13,462,841	11,605,343

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

Our first platform is a potent, highly selective cell-targeted lipid nanoparticle, or ctLNP, delivery system for nucleic acids, which is designed to avoid off-target clearance by the liver and spleen, enabling ctLNPs to persist in systemic circulation and allowing for highly selective and potent ligand-driven targeting to specific tissues and cell types. The identification and optimization of new ligands to target new tissues and cell types is an efficient, flexible, and modular process, which we believe may allow us to rapidly expand our portfolio. We have demonstrated selective delivery of a T cell-targeted ctLNP carrying messenger RNA, or mRNA, cargo encoding a CAR with expression that was efficient and dose dependent. We plan to assess the efficacy of T cell-targeted ctLNPs delivering immune-quiet DNA, or iqDNA, in mice.

Our second platform is our novel iqDNA, a partially single-stranded DNA, which is an optimized variant of our closed-ended DNA, or ceDNA, designed to enable long-lasting high levels of gene expression from non-integrating episomes, while avoiding innate immune sensors that have long prevented DNA from use in non-viral systems. Underpinning the iqDNA platform is our highly scalable capsid-free manufacturing process that uses our proprietary cell-free rapid enzymatic synthesis, or RES, to produce highly pure iqDNA at scale. We continue to leverage RES to advance our iqDNA platform as it allows for precise chemical and structural changes to DNA, enabling the enhancement of DNA functionality through the engineering of molecular design and components. We have developed a second generation of iqDNA that achieved greater luciferase expression than a first generation iqDNA.

We are advancing a portfolio of programs guided by the potent and highly selective delivery of mRNA and/or iqDNA to T cells, hematopoietic stem cells, or HSCs, and hepatocytes. Our work in T cells initially focuses on in vivo reprogramming of this cell type to treat cancer and autoimmune diseases. Our HSC research is focused initially on in vivo gene editing of HSCs for hematologic disorders, prioritizing sickle cell disease and beta-thalassemia. Our work in hepatocytes prioritizes hemophilia A, a rare monogenic disease that results from mutations in a single gene, has significant unmet need, and clear biomarkers for development.

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

In November 2023, following a review of strategic priorities and a determination by our management and board of directors to implement a strategic reorganization to invest in our ctLNP delivery system to develop wholly-owned programs for extrahepatic cell types and to develop our iqDNA platform for our lead program in hemophilia A and other programs, we announced a strategic reorganization, pursuant to which we undertook a reduction in force, or RIF, and implemented reductions in operational expenditures including current Good Manufacturing Practice readiness and manufacturing expenses. We completed the RIF during the second quarter of 2024. As part of the restructuring, we are prioritizing investment in the development of our ctLNP delivery system for wholly-owned programs in extrahepatic cell types and to develop iqDNA for our lead program in hemophilia A.

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

Since our inception in October 2016, we have focused substantially all of our resources on building our non-viral genetic medicine platforms, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In June 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of August 7, 2024, the issuance date of this Quarterly Report, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the six months ended June 30, 2024 and 2023, we reported net losses of $95.0 million and $63.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $666.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenue:
Collaboration revenue	$4,091	$880	$3,211	8,150	880	$7,270
Operating expenses:
Research and development	16,388	21,832	(5,444)	$30,723	$43,832	(13,109)
General and administrative	9,515	12,967	(3,452)	19,943	25,833	(5,890)
Loss on lease termination	1,497	—	1,497	58,427	—	58,427
Total operating expenses	27,400	34,799	(7,399)	109,093	69,665	39,428
Loss from operations	(23,309)	(33,919)	10,610	(100,943)	(68,785)	(32,158)
Other income:
Other income and interest income, net	2,877	2,853	24	5,970	5,625	345
Net loss	$(20,432)	$(31,066)	$10,634	$(94,973)	$(63,160)	$(31,813)

Collaboration revenue

During the three months ended June 30, 2024, we recognized $4.1 million in collaboration revenue, compared to $0.9 million for the three months ended June 30, 2023. During the six months ended June 30, 2024, we recognized $8.2 million in collaboration revenue, compared to $0.9 million for the six months ended June 30, 2023. The increase in collaboration revenue during the three and six months ended June 30, 2024 was due to increased reimbursable activity under our

Collaboration Agreement with Moderna, which commenced in the second quarter of 2023. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreement.

Research and development expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Personnel-related	$5,049	$6,815	$(1,766)	$8,771	$14,092	$(5,321)
Facilities-related	3,479	3,533	(54)	7,010	6,892	118
Preclinical and manufacturing	4,327	5,405	(1,078)	7,623	10,206	(2,583)
Stock-based compensation	1,411	2,879	(1,468)	2,932	5,734	(2,802)
Lab supplies	742	1,031	(289)	1,657	1,855	(198)
Consulting and professional services	418	415	3	805	1,018	(213)
License fees	97	152	(55)	186	874	(688)
Other	865	1,602	(737)	1,739	3,161	(1,422)
Total research and development expenses	$16,388	$21,832	$(5,444)	$30,723	$43,832	$(13,109)

Research and development expenses were $16.4 million for the three months ended June 30, 2024, compared to $21.8 million for the three months ended June 30, 2023. The decreases in personnel-related costs of $1.8 million and stock-based compensation costs of $1.5 million were driven primarily by decreased headcount as a result of the RIF in November 2023. The decrease in preclinical and manufacturing costs of $1.1 million was driven primarily by decreased preclinical activities.

Research and development expenses were $30.7 million for the six months ended June 30, 2024, compared to $43.8 million for the six months ended June 30, 2023. The decreases in personnel-related costs of $5.3 million and stock-based compensation costs of $2.8 million were driven primarily by decreased headcount as a result of the RIF in November 2023. The decrease in preclinical and manufacturing costs of $2.6 million was driven primarily by decreased preclinical activities.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Personnel-related	$3,097	$4,268	$(1,171)	$6,110	$8,549	$(2,439)
Stock-based compensation	2,286	3,144	(858)	4,765	6,555	(1,790)
Facilities-related	1,402	2,528	(1,126)	3,628	4,948	(1,320)
Professional and consultant fees	2,480	2,490	(10)	4,691	4,615	76
Other	250	537	(287)	749	1,166	(417)
Total general and administrative expenses	$9,515	$12,967	$(3,452)	$19,943	$25,833	$(5,890)

General and administrative expenses were $9.5 million for the three months ended June 30, 2024, compared to $13.0 million for the three months ended June 30, 2023. The decrease in personnel-related costs of $1.2 million and stock-based compensation costs of $0.9 million were driven primarily by decreased headcount as a result of the RIF in November 2023. The decrease in facilities-related costs of $1.1 million was driven primarily by the termination of the Seyon Lease in January 2024.

General and administrative expenses were $19.9 million for the six months ended June 30, 2024, compared to $25.8 million for the six months ended June 30, 2023. The decrease in personnel-related costs of $2.4 million and stock-based compensation costs of $1.8 million were driven primarily by decreased headcount as a result of the RIF in November 2023. The decrease in facilities-related costs of $1.3 million was driven primarily by the termination of the Seyon Lease in January 2024.

Loss on lease termination

During the three and six months ended June 30, 2024, we recognized a non-cash charge of $1.5 million and $58.4 million, respectively, in connection with the termination of the Seyon Lease. The non-cash charge recognized during the six months ended June 30, 2024 included a material impairment loss comprised of $45.8 million in right-of-use asset, $6.2 million in construction in progress, a write-off of $3.9 million in tenant improvement allowance receivable from the landlord and $2.5 million in accretion and other lease-related expenses.

Other income and interest income, net

Other income and interest income, net for the three and six months ended June 30, 2024 was $2.9 million and $6.0 million as compared to $2.9 million and $5.6 million for the three and six months ended June 30, 2023. The increase in other income and interest income, net during the six months ended June 30, 2024 was primarily due to an increase in interest yields on invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platforms. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. During the six months ended June 30, 2024, we have recognized $8.2 million in collaboration revenue under the Collaboration Agreement with Moderna. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020) and sales of common stock in underwritten public offerings, “at-the-market” offerings and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In August 2021, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million. As of August 7, 2024, the issuance date of the condensed consolidated financial statements, we have issued and sold 1,795,524 shares of our common stock pursuant to this sales agreement resulting in net proceeds of $12.3 million. In March 2023, in connection with the Share Purchase Agreement with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million. As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $216.9 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(53,232)	$(2,871)
Net cash provided by investing activities	11,537	18,799
Net cash provided by financing activities	109	35,871
Net (decrease) increase in cash, cash equivalents and restricted cash	$(41,586)	$51,799

Operating activities

During the six months ended June 30, 2024, operating activities used $53.2 million of cash, primarily resulting from our net loss of $95.0 million and the net changes in our operating assets and liabilities of $22.6 million and offset by the net of non-cash charges of $64.4 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2024 consisted of a $1.3 million increase in collaboration receivable, $6.8 million decrease of deferred revenue, a $1.9 million decrease in operating lease right-of-use assets, a $0.5 million increase in prepaid expenses and other current assets, a $9.6 million decrease of accrued expense and other current liabilities and accounts payable and a $6.4 million decrease in operating lease liability.

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

Investing activities

During the six months ended June 30, 2024, net cash provided by investing activities was $11.5 million, primarily due to $100.0 million in maturities of marketable securities offset by purchases of marketable securities of $86.6 million and property and equipment of $1.9 million during the period. During the six months ended June 30, 2023, net cash provided by investing activities was $18.8 million, primarily due to $188.0 million in maturities of marketable securities offset by purchases of marketable securities of $167.0 million and property and equipment of $2.2 million during the period.

Financing activities

During the six months ended June 30, 2024, net cash provided by financing activities was $0.1 million, consisting of $0.3 million in proceeds from employee stock option exercises and sales of common stock in connection to the 2020 Employee Stock Purchase Plan, offset $0.2 million in payments for repurchases of common stock for employee tax withholdings. During the six months ended June 30, 2023, net cash provided by financing activities was $35.9 million, consisting primarily of net proceeds from the sale and issuance of our common stock to Moderna.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable securities of $188.4 million as of June 30, 2024. During the six months ended June 30, 2024, we recognized $6.0 million in interest earned on our invested cash balances and we did not record any impairment charges to our marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Title	Action Taken	Date	Shares to be Sold		Expiration Date
Matthew Norkunas	Chief Financial Officer	Adopted	June 12, 2024	41,000		June 12, 2025
Phillip Samayoa	Chief Strategy Officer	Adopted	April 26, 2024	172,037	*	June, 13, 2025
Matthew Stanton	Chief Scientific Officer	Adopted	April 1, 2024	20,000		May 30, 2025

*In addition to the number of shares acquired through our Employee Stock Purchase Program or upon the vesting of restricted stock units, which number cannot be determined at this time.

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

GENERATION BIO CO.

Date: August 7, 2024	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)