Form 10-Q
period 2024-09-30
Generation Bio Co.
filed 2024-11-06
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024 there were 66,792,822 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the potential achievement of milestones and receipt of payments under our collaboration with ModernaTX, Inc., or Moderna;
●	the potential advantages of our non-viral genetic medicine platforms;
●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for any product candidates we may develop;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	our estimates regarding the potential addressable patient populations for our programs;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or may become available; and
●	our ability to maintain and establish collaborations or obtain additional funding.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$21,657	$66,446
Marketable securities	163,113	197,918
Collaboration receivable	2,212	—
Tenant receivable	—	3,960
Prepaid expenses and other current assets	4,272	4,294
Total current assets	191,254	272,618
Marketable securities, net of current portion	15,042	—
Property and equipment, net	16,010	25,799
Operating lease right-of-use assets	21,220	69,852
Restricted cash	2,152	5,791
Other long-term assets	3,106	698
Total assets	$248,784	$374,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,659	$2,346
Accrued expenses and other current liabilities	6,197	16,529
Deferred revenue	11,512	12,919
Operating lease liability	10,797	8,120
Total current liabilities	30,165	39,914
Deferred revenue, net of current portion	31,195	41,942
Operating lease liability, net of current portion	82,982	89,774
Total liabilities	144,342	171,630
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2024 and December 31, 2023; 66,753,508 and 66,205,550 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	785,779	774,224
Accumulated other comprehensive income	319	274
Accumulated deficit	(681,663)	(571,377)
Total stockholders’ equity	104,442	203,128
Total liabilities and stockholders’ equity	$248,784	$374,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Collaboration revenue	$7,554	$2,146	15,704	$3,026
Operating expenses:
Research and development	15,088	21,862	45,811	65,694
General and administrative	9,181	11,641	29,124	37,474
Loss on lease termination	1,169	—	59,596	—
Total operating expenses	25,438	33,503	134,531	103,168
Loss from operations	(17,884)	(31,357)	(118,827)	(100,142)
Other income:
Other income and interest income, net	2,571	3,091	8,541	8,716
Net loss	$(15,313)	$(28,266)	(110,286)	$(91,426)
Net loss per share, basic and diluted	$(0.23)	$(0.43)	(1.66)	$(1.43)
Weighted average common shares outstanding, basic and diluted	66,738,468	65,907,000	66,568,326	63,951,508

Comprehensive loss:
Net loss	$(15,313)	$(28,266)	(110,286)	$(91,426)
Other comprehensive (loss) income:
Unrealized gains on marketable securities	599	19	45	79
Comprehensive loss	$(14,714)	$(28,247)	(110,241)	$(91,347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended September 30, 2024
Balances at June 30, 2024	66,702,734	$7	$782,030	$(280)	$(666,350)	$115,407
Issuance of common stock upon exercise of stock options	9,680	—	13	—	—	13
Vesting of restricted common stock	41,094	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	3,752	—	—	3,752
Unrealized gains on marketable securities	—	—	—	599	—	599
Net loss	—	—	—	—	(15,313)	(15,313)
Balances at September 30, 2024	66,753,508	$7	$785,779	$319	$(681,663)	$104,442

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Three Months Ended September 30, 2023
Balances at June 30, 2023	65,784,250	$7	$762,228	$(23)	$(507,925)	$254,287
Vesting of restricted common stock	143,706	—	(130)	—	—	(130)
Stock-based compensation expense	—	—	6,004	—	—	6,004
Unrealized gains on marketable securities	—	—	—	19	—	19
Net loss	—	—	—	—	(28,266)	(28,266)
Balances at September 30, 2023	65,927,956	$7	$768,102	$(4)	$(536,191)	$231,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
	Nine Months Ended September 30, 2024
Balances at December 31, 2023	66,205,550	$7	$774,224	$274	$(571,377)	$203,128
Issuance of common stock upon exercise of stock options	22,517	—	31	—	—	31
Vesting of restricted common stock	369,414	—	(172)	—	—	(172)
Issuance of common stock under ESPP	156,027	—	247	—	—	247
Stock-based compensation expense	—	—	11,449	—	—	11,449
Unrealized gains on marketable securities	—	—	—	45	—	45
Net loss	—	—	—	—	(110,286)	(110,286)
Balances at September 30, 2024	66,753,508	$7	$785,779	$319	$(681,663)	$104,442

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	Nine Months Ended September 30, 2023
Balances at December 31, 2022	59,505,437	$6	$727,335	$(83)	$(444,765)	$282,493
Sale of common stock in connection with the Moderna Share Purchase Agreement	5,859,375	1	22,555	—	—	22,556
Vesting of restricted common stock	455,463	—	(448)	—	—	(448)
Issuance of common stock under ESPP	107,681	—	367	—	—	367
Stock-based compensation expense	—	—	18,293	—	—	18,293
Unrealized gains on marketable securities	—	—	—	79	—	79
Net loss	—	—	—	—	(91,426)	(91,426)
Balances at September 30, 2023	65,927,956	$7	$768,102	$(4)	$(536,191)	$231,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(110,286)	$(91,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on lease termination	59,085	—
Stock-based compensation expense	11,449	18,293
Depreciation and amortization expense	3,755	3,938
Amortization (accretion) of premium (discount) on marketable securities, net	(6,312)	(6,699)
Other	84	24
Changes in operating assets and liabilities:
Collaboration receivable	(2,212)	—
Tenant receivable	—	(265)
Prepaid expenses and other current assets	694	1,408
Operating lease right-of-use assets	2,799	4,794
Other noncurrent assets	(2,840)	931
Accounts payable	(79)	1,386
Accrued expenses and other current liabilities	(9,526)	(2,633)
Deferred revenue	(12,154)	44,474
Operating lease liability	(7,236)	(1,992)
Net cash used in operating activities	(72,779)	(27,767)
Cash flows from investing activities:
Purchases of property and equipment	(2,023)	(2,817)
Proceeds from sale of property and equipment	149	—
Purchases of marketable securities	(115,881)	(295,967)
Maturities of marketable securities	142,000	291,000
Net cash provided by (used in) investing activities	24,245	(7,784)
Cash flows from financing activities:
Payment of share issuance costs	—	(179)
Proceeds from sale of common stock in connection with the Moderna Share Purchase Agreement	—	36,000
Proceeds from exercise of stock options and ESPP, net	278	367
Tax withholding payments related to net share settlements of restricted stock units	(172)	(448)
Net cash provided by financing activities	106	35,740
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,428)	189
Cash, cash equivalents and restricted cash at beginning of period	72,237	98,863
Cash, cash equivalents and restricted cash at end of period	$23,809	$99,052
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$47	$1,330
Unrealized gains on marketable securities	$45	$79

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with ModernaTX, Inc., or Moderna. We have incurred recurring losses, including net losses of $110.3 million for the nine months ended September 30, 2024 and $91.4 million for the nine months ended September 30, 2023. As of September 30, 2024, we had an accumulated deficit of $681.7 million. We expect to continue to generate operating losses in the foreseeable future. As of November 6, 2024, the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023 have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or any other period.

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

We recognized a $2.3 million ERC upon completion of an analysis providing reasonable assurance that we met the conditions set forth in the CARES Act and it was reasonably assured that we will receive the employee retention credit. We recorded the ERC in other long-term assets on our condensed consolidated balance sheet as of September 30, 2024 related to labor costs recognized during 2020 and 2021. The ERC was recorded in research and development expenses and general and administrative expenses proportionately in the manner in which the qualified wages and related costs were classified. We have filed for refunds of the ERC and as of the date of this Quarterly Report, we have not received any refunds.

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

As of September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$177,836	$319	$—	$178,155

As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$197,644	$274	$—	$197,918

The following table summarizes our marketable securities by contractual maturity as of September 30, 2024:

	As of September 30, 2024
	Amortized	Fair
(in thousands)	Cost	Value
Less than one year	$162,932	$163,113
Greater than one year but less than two years	14,904	15,042
Total	$177,836	$178,155

Our marketable securities as of December 31, 2023 consisted of investments that mature within one year of their purchase date.

We assess our available-for-sale securities under the available-for-sale security impairment model in ASC 326, “Financial Instruments - Credit Losses”, or ASC 326, as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on our available-for-sale securities is the result of a credit loss. We also evaluate our available-for-sale securities for impairment using a variety of factors including our intent to sell the underlying securities prior to maturity and whether it is more likely than not that we would be required to sell the securities before the recovery of their amortized basis. During the nine months ended September 30, 2024 and 2023, we did not recognize any impairment or realized gains or losses on sales of available-for-sale securities, and we did not record an allowance for, or recognize, any expected credit losses.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at September 30, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,460	$—	$—	$5,460
Marketable securities:
U.S. treasury securities	—	178,155	—	178,155
Totals	$5,460	$178,155	$—	$183,615

	Fair Value Measurements at December 31, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$38,210	$—	$—	$38,210
Marketable securities:
U.S. treasury securities	—	197,918	—	197,918
Totals	$38,210	$197,918	$—	$236,128

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

During the three months ended September 30, 2024, we recorded additional revenue related to a change in estimate due to revisions in the research plan resulting in a reduction in the estimated timeline of future research services and total estimated costs. The change in estimate resulted in a $6.8 million decrease in the allocated transaction price and a $3.8 million increase in collaboration revenue, a $3.8 million decrease in deferred revenue and a $0.06 decrease in net loss per share, basic and diluted, for both the three and nine months ended September 30, 2024.

The following table provides a summary of the transaction price allocated to each unit of account, in addition to revenue activity during the period:

Performance Obligations	Transaction Price Allocated	Revenue Recognized During	Revenue Recognized During	Deferred Revenue
(in thousands)	As of September 30, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	As of September 30, 2024
ctLNP technology and research license	$40,409	$7,554	$15,704	$14,549
First liver program commercialization option license	5,388	—	—	4,526
Second liver program commercialization option license	5,388	—	—	4,526
First non-liver program commercialization option license	9,006	—	—	7,565
Second non-liver program commercialization option license	9,006	—	—	7,565
Third liver or non-liver program commercialization option license	4,734	—	—	3,976
Total	$73,931	$7,554	$15,704	$42,707

5. Property and equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$14,543	$14,859
Computer equipment and software	1,422	1,447
Furniture and fixtures	1,293	1,293
Leasehold improvements	20,909	20,865
Construction in progress	112	7,030
	38,279	45,494
Less: Accumulated depreciation and amortization	(22,269)	(19,695)
Total	$16,010	$25,799

Depreciation and amortization expense for the three and nine months ended September 30, 2024 was 1.2 million and $3.8 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2023 was $1.3 million and $3.9 million, respectively.

In July 2021, we entered into a lease agreement for a manufacturing facility in Waltham, Massachusetts, or the Seyon Lease. On January 31, 2024, we notified Waltham CenterPoint I Investment Group, LLC, or Landlord, of termination of the Seyon Lease due to Landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to Landlord, effective January 31, 2024. On February 14, 2024, Landlord sent us a notice of the termination of the Seyon Lease due to our non-payment of rent. On February 20, 2024, Landlord served us with a complaint, filed in Massachusetts Superior Court, or the Court, with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by Landlord. We will continue to vigorously defend our rights with respect to this matter. During the nine months ended September 30, 2024, in connection with the termination of the Seyon Lease, we recorded a non-cash charge of $6.2 million in an impairment of construction in progress. For additional information, refer to Note 7, Leases.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued employee compensation and benefits	$4,505	$13,208
Accrued external research and development expenses	600	1,169
Accrued professional fees	654	908
Property and equipment	33	838
Other	405	406
Total	$6,197	$16,529

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

Below is a summary of accrued restructuring costs recorded and included in accrued expenses and other current liabilities during the year ended September 30, 2024:

(in thousands)	Severance and Benefits Costs
Balance at December 31, 2023	$5,291
Cash payments	(5,055)
Restructuring expenses	380
Adjustments	(402)
Balance at September 30, 2024	$214

During the nine months ended September 30, 2024, we recorded $0.4 million of restructuring expenses in our condensed consolidated statements of operation and comprehensive loss all of which was classified as general and administrative expense. We did not recognize any restructuring expense during the nine months ended September 30, 2023.

7. Leases

We lease our office and laboratory space under a noncancelable operating lease that expires in 2029, or the Office and Lab Lease. We have an option to extend the Office and Lab Lease term for one additional term of five years at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the consolidated balance sheet as of September 30, 2024. We posted a letter of credit in the amount of approximately $2.1 million as a security deposit. The letter of credit is subject to increase if we were to sublease any portion of the leased premises. The Office and Lab Lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

Future lease payments for our noncancelable operating leases as of September 30, 2024 and a reconciliation to the carrying amount of the operating lease liabilities presented in the condensed consolidated balance sheet as of September 30, 2024 are as follows:

Three Months Ended September 30,	(in thousands)
2024 (remaining 3 months)	$1,935
2025	7,838
2026	8,059
2027	8,275
2028	8,535
Thereafter	2,834
Total undiscounted payments due under operating leases	37,476
Less imputed interest	(5,673)
Total	$31,803

Current operating lease liability	$5,707
Non-current operating lease liability	26,096
Total	$31,803

The following table presents our costs included in operating expenses related to our noncancelable operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$1,467	$3,280	$4,401	$9,842
Variable lease cost	528	832	1,575	2,542
Total	$1,995	$4,112	$5,976	$12,384

Net cash paid for the amounts included in the measurement of the operating lease liability on the condensed consolidated balance sheet and operating activities in our consolidated statement of cash flows was $5.7 million and $9.6 million for the nine months ended September 30, 2024 and 2023, respectively. The weighted-average remaining lease term and weighted-average incremental borrowing rate for all leases as of September 30, 2024 was approximately 5 years and 7.1%, respectively.

The Seyon Lease commenced in December 2021, when we were granted access to the facility, and monthly rent payments began in September 2022; the total rent payment was expected to be approximately $104.3 million for the 12-year lease term. We had an option to extend the Seyon Lease term for two additional terms of five years each at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability. In connection with the Seyon Lease, we provided a security deposit of $3.6 million in the form of a letter of credit. We paid an initial monthly base rent of approximately $0.4 million that increased annually, up to a monthly base rent of $0.6 million. We were obligated to pay operating costs, taxes and utilities applicable to the facility. We were responsible for costs of constructing interior improvements within the facility that exceed a construction allowance of $26.0 million provided by the landlord. As previously disclosed in our most recent Annual Report on Form 10-K and in this Quarterly Report, the termination of the Seyon Lease is the subject of pending litigation with the landlord. As of September 30, 2024, the landlord has collected $3.6 million from our security deposit in lieu of rent payments and has fully utilized such deposit.

In connection with the termination of the Seyon Lease, during the nine months ended September 30, 2024, we recorded a material impairment loss of non-cash charges of $45.8 million in an impairment of the Seyon Lease right-of-use asset, $6.2 million in an impairment of construction in progress, and the write-off of $3.9 million in tenant improvement allowance receivable from the landlord. In addition, during the nine months ended September 30, 2024, we recognized

$3.7 million in accretion and other lease related expenses, which resulted in a $59.6 million loss on termination of lease in our condensed consolidated statement of operations and comprehensive loss. Accretion and other lease related expenses related to the Seyon Lease will continue to be recognized in loss on lease termination on our condensed consolidated statement of operations and comprehensive loss. As of September 30, 2024, as we have not met the criteria to extinguish the lease liability pursuant to ASC 405 Liabilities, and we had $62.0 million in operating lease liability related to the Seyon Lease on our condensed consolidated balance sheet. Additionally, in accordance with ASC 450 Contingencies, we have assessed the probability of realizing a material loss contingency for the potential losses, including obligations to pay any future variable lease costs, under the Seyon Lease. Based on this assessment, we have determined that it is not probable that we will be obligated to pay any such amounts. As a result, we have not accrued for any amounts related to the potential losses, primarily variable lease costs, such as common area fees and other charges, as they relate to the Seyon Lease.

8. Equity

As of September 30, 2024, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In August 2024, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $237.0 million. Upon our entry into this sales agreement, we terminated our prior at-the-market program pursuant to a prior sales agreement that we entered into in August 2021. At the time of termination, approximately $237.3 million out of an aggregate of $250.0 million remained unsold under the prior sales agreement. As of November 6, 2024, the issuance date of these condensed consolidated financial statements, we have not issued and sold any shares of our common stock pursuant to the August 2024 sales agreement.

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

The Plans are administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions on any award under the Plans are determined at the discretion of the board of directors, or its committee if so delegated. Stock options granted under the Plans with service-

based vesting conditions generally vest over four years and expire after ten years. The exercise price for stock options granted is not less than the fair value of common stock as of the date of grant. Prior to our initial public offering, or IPO, in June 2020, the fair value of our common stock was determined by the board of directors. Subsequent to our IPO, fair value of common stock is based on quoted market prices.

As of September 30, 2024, 790,738 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the nine months ended September 30, 2024, we granted time-based options to certain employees for the purchase of an aggregate of 3,693,074 shares of common stock with a weighted average grant date fair value of $1.87 per share that vest over a weighted average period of approximately four years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock authorized for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2024, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 2,115,792 shares to 2,777,974 shares. As of September 30, 2024, 2,204,771 shares remained available for issuance under the 2020 ESPP.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development expenses	$1,520	$2,874	$4,452	$8,608
General and administrative expenses	2,232	3,130	6,997	9,685
Total	$3,752	$6,004	$11,449	$18,293

As of September 30, 2024, total unrecognized compensation cost related to unvested time-based stock options and restricted stock units was $14.7 million, with $13.2 million expected to be recognized over a weighted average period of 2.1 years and $1.5 million expected to be recognized over a weighted average period of 2.2 years, respectively.

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. On February 20, 2024, our Landlord served us with a complaint, filed in the Court with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by Landlord. We will continue to vigorously defend the action and our rights with respect to this matter. As a result, we may continue to incur costs and expenses relating to this facility, and we may remain responsible for payments under the Seyon Lease, which may have a material adverse effect on our business, results of operations or financial condition.

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

	September 30,
	2024	2023
Unvested restricted stock units	374,076	1,179,349
Stock options to purchase common stock	13,215,012	9,676,685
Total	13,589,088	10,856,034

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

In July 2021, we entered into a lease agreement to build out a current Good Manufacturing Practice-compliant manufacturing facility, in Waltham, Massachusetts, or the Seyon Lease. On January 31, 2024, we notified Waltham CenterPoint I Investment Group, LLC, or Landlord, of termination of the Seyon Lease due to Landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the Landlord, effective January 31, 2024. On February 14, 2024, Landlord sent us a notice of the termination of the Seyon Lease due to our non-payment of rent. On February 20, 2024, Landlord served us with a complaint, filed in Massachusetts Superior Court, or the Court, with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by Landlord. We will continue to vigorously defend the action and our rights with respect to this matter.

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

Since our inception in October 2016, we have focused substantially all of our resources on building our non-viral genetic medicine platforms, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020), and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In June 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,105,263 shares of our common stock, including 1,578,947 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $210.7 million, after deducting underwriting discounts and commissions and other offering expenses. In January 2021, we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares, in a follow-on public offering, resulting in net proceeds of $211.3 million after deducting underwriting discounts and commissions and other offering expenses. In August 2024, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $237.0 million. Upon our entry into this sales agreement, we terminated our prior at-the-market program pursuant to a prior sales agreement that we entered into in August 2021. At the time of termination, approximately $237.3 million out of an aggregate of $250.0 million remained unsold under the prior sales agreement. As of November 6, 2024, the issuance date of this Quarterly Report, we have not issued and sold any shares of our common stock pursuant to the August 2024 sales agreement.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the nine months ended September 30, 2024 and 2023, we reported net losses of $110.3 million and $91.4 million, respectively. As of September 30, 2024, we had an accumulated deficit of $681.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Revenue:
Collaboration revenue	$7,554	$2,146	$5,408	15,704	3,026	$12,678
Operating expenses:
Research and development	15,088	21,862	(6,774)	$45,811	$65,694	(19,883)
General and administrative	9,181	11,641	(2,460)	29,124	37,474	(8,350)
Loss on lease termination	1,169	—	1,169	59,596	—	59,596
Total operating expenses	25,438	33,503	(8,065)	134,531	103,168	31,363
Loss from operations	(17,884)	(31,357)	13,473	(118,827)	(100,142)	(18,685)
Other income:
Other income and interest income, net	2,571	3,091	(520)	8,541	8,716	(175)
Net loss	$(15,313)	$(28,266)	$12,953	$(110,286)	$(91,426)	$(18,860)

Collaboration revenue

During the three months ended September 30, 2024, we recognized $7.6 million in collaboration revenue, compared to $2.1 million for the three months ended September 30, 2023. During the nine months ended September 30, 2024, we recognized $15.7 million in collaboration revenue, compared to $3.0 million for the nine months ended September 30, 2023. The increase in collaboration revenue during the three and nine months ended September 30, 2024 was due to increased reimbursable activity under our Collaboration Agreement with Moderna, which commenced in the second quarter of 2023 and additional revenue related to the change in estimate, during the three months of September 30, 2024, due to revisions in the research plan resulting in a reduction in the estimated timeline of future research services and total estimated costs. The change in estimate resulted in an increase of $3.8 million in collaboration revenue and a decrease in net loss per share, basic and diluted, of $0.06 for both the three and nine months ended September 30, 2024. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreement.

Research and development expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Personnel-related	$5,096	$6,940	$(1,844)	$13,867	$21,032	$(7,165)
Facilities-related	3,230	3,434	(204)	10,240	10,326	(86)
Preclinical and manufacturing	2,904	4,905	(2,001)	10,527	15,111	(4,584)
Stock-based compensation	1,520	2,874	(1,354)	4,452	8,608	(4,156)
Lab supplies	1,120	1,463	(343)	2,777	3,318	(541)
Consulting and professional services	415	486	(71)	1,220	1,504	(284)
License fees	17	44	(27)	203	915	(712)
Other	786	1,716	(930)	2,525	4,880	(2,355)
Total research and development expenses	$15,088	$21,862	$(6,774)	$45,811	$65,694	$(19,883)

Research and development expenses were $15.1 million for the three months ended September 30, 2024, compared to $21.9 million for the three months ended September 30, 2023. The decreases in personnel-related costs of $1.8 million and stock-based compensation costs of $1.4 million were driven primarily by decreased headcount as a result of the RIF in November 2023. The decrease in preclinical and manufacturing costs of $2.0 million was driven primarily by decreased preclinical activities.

Research and development expenses were $45.8 million for the nine months ended September 30, 2024, compared to $65.7 million for the nine months ended September 30, 2023. The decreases in personnel-related costs of $7.2 million and stock-based compensation costs of $4.2 million were driven primarily by decreased headcount as a result of the RIF in November 2023. The decrease in preclinical and manufacturing costs of $4.6 million was driven primarily by decreased preclinical activities.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	2024 vs 2023	2024	2023	2024 vs 2023
Personnel-related	$2,966	$3,646	$(680)	$9,076	$12,195	$(3,119)
Stock-based compensation	2,232	3,130	(898)	6,997	9,685	(2,688)
Facilities-related	1,396	2,495	(1,099)	5,024	7,443	(2,419)
Professional and consultant fees	2,260	1,794	466	6,951	6,409	542
Other	327	576	(249)	1,076	1,742	(666)
Total general and administrative expenses	$9,181	$11,641	$(2,460)	$29,124	$37,474	$(8,350)

General and administrative expenses were $9.2 million for the three months ended September 30, 2024, compared to $11.6 million for the three months ended September 30, 2023. The decrease in personnel-related costs of $0.7 million and stock-based compensation costs of $0.9 million were driven primarily by decreased headcount as a result of the RIF in November 2023. The decrease in facilities-related costs of $1.1 million was driven primarily by the termination of the Seyon Lease in January 2024.

General and administrative expenses were $29.1 million for the nine months ended September 30, 2024, compared to $37.5 million for the nine months ended September 30, 2023. The decrease in personnel-related costs of $3.1 million and stock-based compensation costs of $2.7 million were driven primarily by decreased headcount as a result of the RIF in November 2023. The decrease in facilities-related costs of $2.4 million was driven primarily by the termination of the Seyon Lease in January 2024.

Loss on lease termination

During the three and nine months ended September 30, 2024, we recognized a non-cash charge of $1.2 million and $59.6 million, respectively, in connection with the termination of the Seyon Lease. The non-cash charge recognized during the nine months ended September 30, 2024 included a material impairment loss comprised of $45.8 million in right-of-use asset, $6.2 million in construction in progress, a write-off of $3.9 million in tenant improvement allowance receivable from the landlord and $3.7 million in accretion and other lease-related expenses.

Other income and interest income, net

Other income and interest income, net for the three and nine months ended September 30, 2024 was $2.6 million and $8.5 million as compared to $3.1 million and $8.7 million for the three and nine months ended September 30, 2023. The decrease in other income and interest income, net during the three and nine months ended September 30, 2024 was primarily due to a decrease in interest yields on invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platforms. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. During the nine months ended September 30, 2024, we have recognized $15.7 million in collaboration revenue under the Collaboration Agreement with Moderna. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock (which converted into convertible preferred stock in 2017), sales of convertible preferred stock (which converted into common stock in 2020) and sales of common stock in underwritten public offerings, “at-the-market” offerings and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In August 2024, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $237.0 million. Upon our entry into this sales agreement, we terminated our prior at-the-market program pursuant to a prior sales agreement that we entered into in August 2021. At the time of termination, approximately $237.3 million out of an aggregate of $250.0 million remained unsold under the prior sales agreement. As of November 6, 2024, the issuance date of the condensed consolidated financial statements, we have not issued and sold any shares of our common stock pursuant to the August 2024 sales agreement. In March 2023, in connection with the Share Purchase Agreement with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million. As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $199.8 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(72,779)	$(27,767)
Net cash provided by (used in) investing activities	24,245	(7,784)
Net cash provided by financing activities	106	35,740
Net (decrease) increase in cash, cash equivalents and restricted cash	$(48,428)	$189

Operating activities

During the nine months ended September 30, 2024, operating activities used $72.8 million of cash, primarily resulting from our net loss of $110.3 million and the net changes in our operating assets and liabilities of $30.6 million and offset by the net of non-cash charges of $68.1 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2024 consisted of a $2.2 million increase in collaboration receivable, $12.2 million decrease of deferred revenue, a $2.8 million decrease in operating lease right-of-use assets, a $0.7 million decrease in prepaid expenses and other current assets, a $2.8 million increase of other noncurrent assets, a $9.6 million decrease of accrued expense and other current liabilities and accounts payable and a $7.2 million decrease in operating lease liability.

During the nine months ended September 30, 2023, operating activities used $27.8 million of cash, primarily resulting from our net loss of $91.4 million, offset by the net changes in our operating assets and liabilities of $48.1 million and the net of non-cash charges of $15.6 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2023 consisted of a $44.5 million increase of deferred revenue, a $4.8 million decrease in operating lease right-of-use assets, a $1.4 million decrease in prepaid expenses and other current assets, a $0.9 million decrease of other noncurrent assets, offset by a $0.3 million increase in tenant receivable, a $1.2 million decrease of accrued expense and other current liabilities and accounts payable and a $2.0 million decrease in operating lease liability.

Changes in accrued expenses and other current liabilities and accounts payable were generally due to payments of accrued employee bonus and severance benefits and the timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $24.2 million, primarily due to $142.0 million in maturities of marketable securities offset by purchases of marketable securities of $115.9 million and property and equipment of $2.0 million during the period. During the nine months ended September 30, 2023, net cash used in investing activities was $7.8 million, primarily due to purchases of marketable securities of $296.0 million and property and equipment of $2.8 million during the period, offset by $291.0 million in maturities of marketable securities.

Financing activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $0.1 million, consisting of $0.3 million in proceeds from employee stock option exercises and sales of common stock in connection to the 2020 Employee Stock Purchase Plan, offset $0.2 million in payments for repurchases of common stock for employee tax withholdings. During the nine months ended September 30, 2023, net cash provided by financing activities was $35.7 million, consisting primarily of net proceeds from the sale and issuance of our common stock to Moderna.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable securities of $178.2 million as of September 30, 2024. During the nine months ended September 30, 2024, we recognized $8.5 million in interest earned on our invested cash balances and we did not record any impairment charges to our marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of material legal proceedings, see Note 10. Commitments and Contingencies—Legal Proceedings in Part I, Item 1, Financial Statements of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024..

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report, which could materially affect our business, financial condition, or future results.

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1

Sales Agreement, dated as of August 7, 2024, by and between the registrant and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3, File No. 333-281335, filed August 7, 2024)

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

GENERATION BIO CO.

Date: November 6, 2024	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Matthew Norkunas
Matthew Norkunas, M.D., M.B.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)