Form 10-K
period 2024-12-31
Generation Bio Co.
filed 2025-03-13
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $155.2 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). For this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by its executive officer and directors; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

As of February 28, 2025, there were 67,007,864 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report include, among other things, statements about:

●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the potential achievement of milestones and receipt of payments under our collaboration with ModernaTX, Inc., or Moderna;
●	the potential advantages of our technologies;
●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for any product candidates we may develop;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or may become available; and
●	our ability to maintain and establish collaborations or obtain additional funding.

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

RISK FACTOR SUMMARY

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage stockholders to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are very early in our development efforts. We have not identified any product candidates for investigational new drug, or IND, -enabling studies or clinical development. As a result, it will be many years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed;
●	We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts;
●	Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability;
●	We may encounter substantial delays in commencement, enrollment or completion of our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, any of which could prevent us from commercializing any product candidates we may develop on a timely basis, if at all;
●	Nucleic acid therapies are an emerging area of drug development that poses many scientific and other risks. We have only limited prior experience in nucleic acid therapies and manufacturing and no prior experience in clinical development of nucleic acid therapies. Our lack of experience for our nucleic acid therapies may limit our ability to be successful or may delay our development efforts;
●	If any product candidates we may develop cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval;
●	The outcome of preclinical studies may not be predictive of later preclinical studies or clinical trials;
●	Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate we may develop, or the approval may be for a more narrow indication than we expect;
●	The manufacture of nucleic acid therapies is complex and difficult and is subject to a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others of which are unique to the manufacture of nucleic acid therapies. We could experience manufacturing problems that result in delays in our development or commercialization programs;
●	We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research, preclinical and clinical testing, and these third parties may not perform satisfactorily;
●	If we fail to comply with our obligations under our existing license agreements, or under any future intellectual property licenses, or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business;

●	If we breach, or a counterparty breaches, our agreements with third parties or if there is a dispute concerning any of our agreements with third parties, our business could be materially harmed; and
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop and technology may be adversely affected.

ITEM 1. BUSINESS

Overview

We are a biotechnology company working to change what’s possible for people living with T cell-driven autoimmune diseases. Our strategy is to discover, develop, and commercialize redosable therapeutics that reprogram T cells in vivo to reduce or eliminate the production and persistence of autoreactive T cells, which erroneously recognize and attack the body’s own tissues, causing autoimmune disease. We are leveraging our cell-targeted lipid nanoparticle, or ctLNP, to selectively deliver small interfering RNA, or siRNA, to T cells, and we believe that the combination of selective delivery and an intracellular, genetically precise mechanism of target engagement unlocks a series of high-value historically undruggable disease-driving genes in autoimmunity.

T cells are central to the normal function of the immune system, but when inactivated or naïve T cells are inappropriately activated against proteins or molecules naturally present in the body, known as autoantigens, they expand, differentiate, and drive tissue inflammation that results in the development of autoimmune disease. Modulating T cell activity has historically been limited by a lack of selectivity along two dimensions – selective delivery to T cells while sparing other immune cell types, and precisely inhibiting or silencing the intended genetic sequence to block disease causing pathways.

We believe that the advantage of our approach to combatting T cell-driven autoimmune disease is in the combination of highly selective delivery and precise gene silencing in T cells to drive potency while sparing broader immune cells, thus potentially expanding the therapeutic margin of safety, or index. We achieve selective delivery using our modular, redosable ctLNP delivery system, which is designed to reach cell type targets of interest selectively through active ligand-mediated uptake. We are leveraging our T cell-selective LNP to deliver siRNA, a cargo that can potently and precisely regulate protein expression in T cells without off-target effects. The intracellular mechanism of action of siRNA means that our T cell-selective LNP-siRNA has the potential to reach targets inaccessible by other modalities, creating a large and new target space for autoimmune disease.

Selective and potent siRNA delivery to T cells opens a broad landscape of protein targets to address T cell-driven autoimmune disease indications, including targets that are undruggable or poorly drugged by conventional modalities. We intend to build a portfolio of therapeutic candidates for T cell-driven autoimmune indications, selecting those with a strong link to protein target biology, high unmet need, a clear clinical/regulatory pathway, and path to demonstrate clinical superiority. We are prioritizing protein target selection for these indications based on the following:

-	targets in T cells that are undruggable or poorly drugged with conventional modalities;
-	well-characterized biology;
-	superiority of mechanism of action (selective delivery and intracellular knockdown); and
-	clear target engagement in early clinical development.

We expect to announce the target and indication of our lead T cell-selective LNP-siRNA program for autoimmune disease by mid-year 2025. We expect to submit our first investigational new drug, or IND, application for our lead program in the second half of 2026.

Our strategy

We aim to change what’s possible for people living with T cell-driven autoimmune disease by developing redosable therapeutics that reprogram T cells in vivo to modulate the activation, expansion and inflammation driven by autoreactive T cells that drive autoimmune diseases. Our strategy is to inhibit the signaling pathways that govern autoreactive T cell activation, differentiation, migration, and autoinflammatory activity in the tissues by leveraging our proprietary, potent, and selective ctLNP delivery system to deliver siRNA only to T cells. Our protein target selection strategy will focus on targets in T cells that are undruggable or poorly drugged by conventional modalities, have been validated through human genetics/causal biology and have a central role within pathways that have clear clinical validation. We plan to identify targets where highly potent and selective gene silencing in T cells while sparing other cell types may lead to a wide therapeutic index.

We are executing our strategy by pursuing the following objectives:

-	Select and advance our lead program: By mid-year 2025, we plan to announce a target and indication for our lead T cell-selective LNP-siRNA program. We are basing the selection of our lead program on our strategy to choose protein targets known to be linked to disease biology and require the genetically precise engagement enabled by siRNA as well as the selective delivery enabled by ctLNP. We plan to submit an IND application for our lead program in the second half of 2026.

-	Develop a broad and diversified pipeline of T cell-driven autoimmune programs: Guided by our target selection strategy, technology capabilities, and predictive insights from our lead program, we plan to expand our portfolio of indications for each target and identify new high-value yet undruggable or poorly drugged therapeutic targets that fill unmet need in T cell-driven autoimmune diseases.

-	Expand and protect our intellectual property and proprietary know-how: We have developed a broad patent estate protecting our intellectual property, which we intend to expand to further protect the product candidates we may develop and our technology. Our intellectual property includes proprietary know-how as well as a broad series of patents.

-	Execute on our existing and pursue additional, synergistic collaborations: In addition to our ongoing collaboration with ModernaTX Inc., or Moderna, we expect to leverage further strategic partnerships that can contribute complementary capabilities in discovery, development, and commercialization in disease areas both within and outside of our core areas of therapeutic focus.

-	Build our organizational capabilities: We continue to build capabilities across our organization, including expertise in key therapeutic areas and functions. We view these capabilities as a strategic advantage and critical to our objective of changing what's possible for people living with T cell-driven autoimmune diseases.

Our approach

We believe that the power of our approach to creating redosable therapeutics for T cell-driven autoimmune disease lies in the combination of highly selective and precise gene silencing in T cells. The ability to potently modulate protein expression in T cells while sparing broader immune cells drives potency and expands the therapeutic index.

Background on opportunities and challenges of T cell-specific therapeutics

T cells are central regulators and effectors of the immune system. When inappropriately activated against autoantigens or inflammatory signals, naive T cells expand and differentiate, driving various effects in other cell types and ultimately leaving the circulation to drive tissue inflammation and damage. This pathophysiology is distinct from the autoreactivity and inflammation caused by B cells, which are addressed by T cell-activating approaches such as chimeric antigen receptor (CAR)-T cell therapies that deplete B cells. In contrast, modulating the activity of T cells through intracellular targeting to silence genes within T cells remains a largely unexplored yet powerful axis for therapeutic development.

Modulating or limiting T cell activity with current therapeutic approaches, namely small molecules and antibodies, has been challenging for two primary reasons. First, T cell targets that drive autoimmune disease processes often perform critical functions in other immune and non-immune cell types. Thus, engaging these targets with small molecules outside of T cells can lead to safety concerns and limit the therapeutic index. Small molecule approaches can also be difficult to modulate, and as a result, they can cause immune deficiency by suppressing all T cell activity. Second, targeting surface molecules on T cells can result in undesired activation of T cells and/or a range of effects beyond the desired target engagement, limiting the effectiveness of antibody approaches.

Selective delivery refers to reaching T cells only while avoiding delivery to other immune and non-immune cell types. Because siRNA operates within the cell to inhibit the production of specific proteins by precisely silencing targeted genetic sequences, it can reduce or eliminate the presence of targets on the cell surface without the risk of activation that occurs when these targets are engaged by antibodies. The combination of selective delivery and the application of siRNA opens a new dimension of T cell-selective targets for therapeutic development.

Therapeutic Targets in T cells

Our target selection focuses on undrugged or inadequately drugged protein targets in T cells that play a central role in pathways with clear clinical validation and validation through human genetics/causal biology. We aim to identify targets where highly potent and selective engagement in T cells and sparing other cell types leads to a wide therapeutic index and clear line of sight to demonstrate our modality's superiority, safety, and/or efficacy. We seek to address protein targets for which our approach is the most effective or the only modality to inhibit their function. We plan to pursue efficient development pathways to demonstrate early proof of concept in indications with significant patient need and large commercial opportunities.

T cell-driven autoimmune disease indications

We are selecting our lead indication based on the following criteria:

-	strong link to target biology;
-	high unmet need;

-	clear clinical and regulatory pathway; and

-	path to demonstrate clinical superiority.

Our technology

Background on lipid nanoparticle delivery

The ability to achieve specific delivery of genetic medicine has been a primary challenge in the nucleic acid therapeutics space and LNPs are one of the most advanced solutions. Over the past two decades, LNP technology has primarily been used to deliver nucleic acids to the liver via intravenous administration. First-generation LNPs reach the liver by taking advantage of serum-binding proteins known as opsonins that drive about half of every dose to the liver and the other half to cells of the reticuloendothelial system, predominantly in the spleen. While this rapid clearance from circulation and biodistribution is favorable for delivery to the liver and spleen, it has prevented LNPs from efficiently reaching target cells and tissues elsewhere. Second-generation LNP technologies incorporate novel lipid components that improve potency, increase tolerability and are biodegradable, but the inclusion of these elements has failed to change the overwhelming clearance by the liver and spleen.

To overcome these kinetics, development efforts have focused on two strategies to change the biodistribution of systemically administered LNPs: empirical screening of ionizable lipids or adding a targeting ligand. Each of these strategies has demonstrated the potential to incrementally reduce the extremely high percentage of clearance by the liver and spleen. However, the vast majority of the LNPs dosed are still deposited in the liver and in macrophages/monocytes because the core LNP still interacts with the serum-binding proteins that drive this distribution profile. The consequence is broad, non-selective biodistribution that does not efficiently deliver payload to the cell of interest. This inefficient delivery can challenge potency, translation to higher species, and off-target payload activity.

Our redosable, highly selective cell-targeted LNP delivery system

In contrast to other LNP approaches, we have engineered our ctLNP to avoid liver and spleen clearance, leaving the majority of each dose in systemic circulation and therefore available for targeting to previously unreachable cell types and tissues.

Our redosable ctLNP delivery system is designed to address the limitations of existing technologies and comprises three elements. First, our core LNP incorporates proprietary technology we refer to as “stealth” that prevents our LNP from interacting with serum-binding proteins and reduces clearance by the liver and spleen to less than 1% of the administered systemic dose in both mice and non-human primates. Second, we identify and refine a small format targeting ligand against a receptor uniquely expressed on the target cell to achieve highly potent and selective delivery to specific tissues and cell types of interest. Finally, we use bioconjugated linkers that facilitate modular attachment of the targeting ligands to the core stealth LNP.

These components allow our ctLNP to achieve highly efficient, redosable, and selective delivery to target cells and tissues. Our ctLNP delivery system is compatible with nucleic acid payloads and can be configured to reach new cell types with modular identification and attachment of new targeting ligands to the base stealth LNP.

We have filed numerous patent applications, including those covering fundamental LNP technology and methods to avoid or reduce immune response.

Background on siRNA therapeutics

siRNA therapeutics are based on a naturally occurring cellular mechanism called RNA interference, or RNAi, discovered by Craig Mello and Andrew Fire, for which they were awarded the Nobel Prize for Physiology or Medicine in 2006. RNAi is active in all cell types and is a potent biological mechanism for regulating gene expression. RNAi therapeutics utilize siRNA to harness the RNAi pathway and silence messenger RNA, or mRNA, preventing translation into protein. These siRNAs are programmable, specific, and allow for great flexibility in selecting the ideal drug target within a disease pathway of interest.

The discovery of RNAi has led to robust innovation and investment in the pursuit of siRNA-based therapeutics. Over the last twenty years, RNAi has gone from early research to several approved siRNA medicines and a growing pipeline of candidates in the clinic across many companies. siRNA medicines are proven to have predictable and strong potency, dose-dependency, controllable pharmacology, and favorable safety.

The primary bottleneck for RNAi therapeutics has been the efficient delivery of siRNAs to disease-relevant cell types. Early delivery efforts for siRNA therapeutics focused on formulations using LNPs for uptake and potency in the liver. Onpattro, the first FDA-approved RNAi therapeutic, utilized an LNP formulation. In parallel, it was discovered that siRNA could be formulated using direct small molecule conjugates, such as GalNAc, for convenient subcutaneous delivery to the liver. The GalNAc conjugate approach is used for other approved liver-directed products including Amvuttra, Givlaari, Oxlumo, and Leqvio. The field for siRNA delivery broadly shifted to conjugate-based delivery. Conjugates, comprising small molecules, lipids, peptides, and proteins, became the preferred technology for targeting siRNA to the liver, skeletal muscle, and the central nervous system, with molecules in clinical development for myotonic dystrophy type 1 (DM1), Duchenne muscular dystrophy (DMD), and cerebral amyloid angiopathy (CAA).

The ability to harness RNAi within T cells has been limited by the inability to selectively deliver siRNA molecules to the cytoplasm of this cell type. Historically, LNPs have not been able to selectively and efficiently deliver to cells outside of the liver and macrophages of the spleen. Conjugates can be engineered to deliver siRNA molecules to T cells; however, they lack effective mechanisms for siRNA to escape from endosomes into the cytoplasm at concentrations necessary for effective RNAi pharmacology. As described earlier, we believe that our ctLNP as applied to T cell-selective delivery solves the delivery challenge required to unlock RNAi opportunities in autoimmune disease, thus creating a new wave of targeted siRNA therapeutics.

ctLNP-siRNA therapeutics to address T cell-driven autoimmune diseases

T cells are crucial to the immune system and can cause tissue inflammation and damage when inappropriately activated against autoantigens and inflammatory signaling proteins, specifically cytokines or chemokines. Traditional methods of modulating T cell activity have been hindered by a lack of target engagement and delivery selectivity, often leading to unwanted off-target effects. However, the high selectivity of siRNA at the genetic level allows for more precise target engagement and inhibition of intracellular targets and extracellular targets without risk of activation. Our proprietary T cell-selective LNP is designed to deliver siRNA selectively to T cells to overcome previous limitations and open a broad landscape of targets to address T cell-driven autoimmune disease indications.

Through research conducted as part of our collaboration with Moderna, we have developed our proprietary ctLNP delivery system to potently and selectively target T cells. As shown with a reporter mRNA cargo, our T cell-selective LNP drives potent uptake and protein expression in T cells in humanized mice, at doses as low as 0.005 mg/kg. At 0.05 and 0.5 mg/kg doses, over 90% of T cells that harbor the cognate receptor for the ligand used in our ctLNP are positive for protein expression. Using a cyno reactive tool ligand, we were able to extend this proof of concept from mouse to non-human primates, where we see greater than 40% of cyno T cells positive for protein expression at a 1 mg/kg dose. The ctLNP was also well tolerated in non-human primates. Finally, this profile was achieved in both species with a high degree of selectivity, with extremely low background levels of expression in monocytes and other off-target immune cells that do not express the ctLNP target receptor.

Furthermore, we have shown that ctLNP delivery of siRNA to T cells results in robust, dose-dependent target knockdown in vitro and in vivo. Using an unoptimized tool siRNA, we demonstrated potent knockdown of B2M, a protein essential for fundamental cellular processes but not directly targeted for therapeutic purposes, in primary (resting) human T cells. In primary resting T cells, the ctLNP half-maximal inhibitory concentration (IC50) is low, approximately 2nM, suggesting very efficient delivery and knockdown of B2M protein. In humanized mouse models, we observe approximately 98% protein knockdown in circulating T cells at 0.1 mg/kg.

Advantages of ctLNP-siRNA

By combining technologies to modulate T cells that drive disease pathology selectively, ctLNP-siRNA therapeutics could potently block target function with sequence-level specificity while sparing the broader immune system. Our redosable therapies will aim to reprogram T cells in the body, unlocking new treatment possibilities for patients with T cell-driven autoimmune disease. Combining ctLNP and siRNA technologies into a new therapeutic modality may provide the following advantages:

-	Cell-specific delivery
o	Potent and precise silencing of validated targets in T cells while sparing the broader immune system
o	Controllable inhibition of target activity

-	Broad therapeutic reach to high value targets that are undruggable or poorly drugged with conventional therapeutics

o	In vivo delivery unlocks new T cell targets that have been hard to drug

o	siRNA precisely inhibits targets, including those difficult to reach selectively in T cells by small molecules and degraders and to reach efficiently on the cell surface by antibodies

-	Differential pharmacology

o	Selectivity and redosability of ctLNP-siRNA allow more predictable, controllable target inhibition, driving wide therapeutic index

We believe these features are unique to our technology and open new target types that modulate T cell function and are undruggable or poorly drugged by other modalities.

Compared to other approaches for protein inhibition in T cells, our T cell-selective LNP-siRNA could reach both intracellular and extracellular targets. The ctLNP component of our technology allows selective T cell targeting, and siRNA inhibits proteins with genetic precision, giving our modality access to impossible or difficult drug targets only in T cells. Other modalities are not T cell-selective, which limits their ability to modulate T cell activity without impacting the function of other immune cell types.

Next steps

We expect to announce the target and indication of our lead T cell-selective LNP-siRNA program for autoimmune disease by mid-year 2025. We expect to submit our first IND in the second half of 2026.

Early research

Based on the modularity of our ctLNP delivery system, we are exploring the development of ctLNPs that target hematopoietic stem cells, or HSCs, and expect to explore development of ctLNPs targeting other cell types as our portfolio matures.

In addition to our ctLNP delivery system, we have developed a proprietary immune-quiet DNA, or iqDNA, a variant of our closed-ended DNA, or ceDNA, to enable long-lasting high levels of gene expression from non-integrating episomes while avoiding innate immune sensors that have long prevented DNA use in non-viral systems. We continue to dedicate a focused effort to advance preclinical research on optimizing iqDNA potency.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of preclinical, clinical or commercial quantities of any of our materials. We expect to rely on and are exploring a number of potential third-party manufacturers to produce materials at reasonable scale and cost of goods to support future preclinical, clinical and commercialization efforts. Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. These regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our systems and contractors are required to comply with these regulations and are assessed through regular monitoring and formal audits.

Intellectual property

We strive to protect our proprietary technology, inventions, improvements, product candidates and components thereof, their methods of use and processes for their manufacture that we believe are important to our business, including by obtaining, maintaining, defending and enforcing patent and other intellectual property rights for the foregoing in the United States and in certain foreign jurisdictions. We also rely on trade secrets and confidentiality agreements to protect our confidential information and know-how and other aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Patent portfolio

As of December 31, 2024, we owned approximately 58 patent families related to our business, including 14 pending Patent Cooperation Treaty, or PCT, patent applications and 39 PCT applications that have entered the national stage in the United States and certain foreign jurisdictions, including Europe and Japan (one of which is jointly owned with the University of Massachusetts Medical School, or UMass), and we exclusively license one patent family, which includes issued patents in each of the United States, Europe, China, South Korea, Japan, Russia, Hong Kong, Israel, Macau, Mexico and South Africa, and pending national stage applications in several other jurisdictions, including Australia, Canada, New Zealand, and Singapore. We also non-exclusively license one patent family, which includes issued patents in each of the United States, Australia, Brazil, China, South Korea and Israel and national stage patent applications in several other jurisdictions, including Europe and Japan. In addition, we own approximately 5 U.S. provisional patent applications within the priority year. Currently, all wholly-owned patent applications covering our technologies, including our ctLNP delivery system and our iqDNA- and ceDNA-related technologies, are pending, except for two issued patents in China, one issued patent in Korea, two issued patents in New Zealand, seven issued patents in Russia, and four issued patents in Singapore, covering various ceDNA and LNP compositions and uses. Our wholly-owned and licensed patents and patent applications cover various aspects of our technologies. Any U.S. or foreign patents issued from national stage filings of our wholly-owned or exclusively in-licensed patent applications and any U.S. patents issued from non-provisional applications we may file in connection with our provisional and pending PCT patent applications would be scheduled to expire on various dates from 2037 through 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

ctLNP delivery system

As of December 31, 2024, we owned approximately 22 patent families, including nine pending PCT patent applications and 11 PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States within the priority year with respect to our ctLNP delivery system, including certain lipid and lipid nanoparticle compositions and optionally in combinations with one or more nucleic acid cargos such as iqDNA, ceDNA, mRNA, siRNA and/or specific cell-targeting agents (e.g., T cell and hematopoietic stem cell targeting moieties) and methods of use. There are also two pending provisional applications directed to our ctLNP compositions and use for cell targeting. We have two issued patents in China, one issued patent in Korea, one issued patent in New Zealand, one issued patent in Russia, and one issued patent in Singapore, covering ctLNP compositions. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from any non-provisional applications we may file in connection with these provisional patent applications would be scheduled to expire on various dates from 2038 through 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

Other technologies

iqDNA

As of December 31, 2024, we owned eight patent families, including three pending PCT patent applications, which cover various compositions and manufacturing of iqDNA and combined compositions of iqDNA with a wide range of LNPs and two PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States within the priority year. There are three pending provisional applications directed to alternative compositions and use of iqDNA. Any U.S. or foreign patents issued from any non-provisional applications we may file in connection with the PCT patent application would be scheduled to expire on various dates from 2040 through 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

ceDNA

As of December 31, 2024, we owned approximately 33 patent families, including two pending PCT patent applications and 20 PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States (one of which is jointly owned with UMass and one of which is jointly owned with Vir Biotechnology), including one issued patent in New Zealand, six issued patents in Russia, and two issued patents in Singapore, covering various ceDNA constructs in combination with LNP formulation comprising the ceDNA constructs, and its uses in, for example, treatment of various diseases and gene editing. We also exclusively license from UMass and Voyager Therapeutics, Inc., or Voyager, one patent family, which has been granted in the United States, Europe, China, South Korea, Japan, Russia, Hong Kong, Israel, Macau, Mexico and South Africa, and pending in other jurisdictions, including Australia, Canada, New Zealand, and Singapore. These issued patents and pending patent applications cover various aspects of ceDNA compositions and use. We have also non-exclusively licensed one patent family from the National Institutes of Health, or NIH, and the Institut de Myologie, Universite Pierre et Marie Curie, Centre National de la Recherche Scientifique and Inserm Transfert SA, which we refer to as the French Institutions, which includes issued patents in each of the United States, Australia, Brazil, China, South Korea and Israel and national stage patent applications in other jurisdictions, including Europe and Japan, which cover ceDNA compositions and use. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from non-provisional applications we may file in connection with the pending provisional patent applications would be scheduled to expire on various dates from 2038 through 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

ceDNA and iqDNA manufacturing processes

As of December 31, 2024, we owned approximately five patent families (four of which cover technologies related to our proprietary cell-free rapid enzymatic synthesis, or RES, to produce ceDNA and iqDNA and one of which specifically covers iqDNA manufacturing combined with RES), including one pending PCT patent application and four PCT applications that have entered the national stage in the United States and a number of jurisdictions outside the United States. Any U.S. or foreign patents issued from the pending U.S. or foreign non-provisional patent applications or from any non-provisional applications we may file in connection with the PCT patent application would be scheduled to expire on various dates from 2039 through 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.

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

The area of patent and other intellectual property rights in biotechnology is evolving and has many risks and uncertainties, and third parties may have blocking patents and other intellectual property that could be used to prevent us from commercializing our technologies and product candidates and practicing our proprietary technology. Our patent rights may be challenged, narrowed, circumvented, invalidated or ruled unenforceable, which could limit our ability to stop third parties from marketing and commercializing related technologies or product candidates or limit the term of patents that cover our technologies and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against third parties with similar technology, and third parties may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any competitive advantage provided by the patent. For this and other risks related to our proprietary technology, inventions, improvements, technologies and product candidates and intellectual property rights related to the foregoing, please see the section entitled “Risk factors—Risks related to our intellectual property.”

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

The first research program, or the Non-Liver ctLNP Program, is focused on the discovery and development of ctLNPs directed to agreed-upon immune cell types, or the Cell Target Types. The second research program will be focused on the use of ctLNPs to discover and develop products directed to agreed-upon targets outside of the liver, or the Non-Liver Targets. The third research program will be focused on the discovery and development of products directed to specified indications to be targeted in the liver, or the Liver Targets, including rare and prevalent indications.

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

Competition

The biotechnology and biopharmaceutical industries generally are characterized by rapid evolution of technologies, sharp competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our technology, development experience and scientific knowledge in the field of nucleic acid delivery provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions.

There are numerous companies that are selling or developing medicines treating autoimmune diseases, including in indications for which we may develop our siRNA therapeutics. These companies include immunology companies across a range of modalities such as argenx SE, Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Nurix Therapeutics, Inc., Amgen Inc, AbbVie Inc. and Hoffmann La Roche Ltd. We also may face competition from RNAi companies such as Alnylam Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., and Wave Life Sciences Ltd.; in vivo LNP delivery companies such as Capstan Therapeutics Inc. and Orna Therapeutics, Inc.; and mRNA companies such as Moderna, Inc.

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

Government regulation

Government authorities in the United States, at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

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
●completion of the manufacture, under cGMP conditions, of the substance and biologic product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
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
●preparation and submission to the FDA of a biologics license application, or BLA, for a biologic product requesting licensure for marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
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
●payment of application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
●securing FDA approval of the BLA and licensure of the new biologic product authorizing marketing of the product for particular indications in the United States; and
●compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies or other post-marketing commitments required by the FDA.

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

Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act, or PHSA, that required animal testing in support of a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models.

The IND and IRB Processes

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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee, or DMC. This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DMC has access. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Reporting clinical trial results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s final rule on registration and reporting requirements for clinical trials became effective in 2017. The PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2024, the FDA has issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress began requiring sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study”

of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on DAPs. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

Interactions with FDA during the clinical development program

Following the clearance of an IND application and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. A development safety report detailing the results of clinical trials must be submitted annually to the FDA. In addition, IND application safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. When clinical data are submitted to support marketing applications, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

The FDA has issued various guidance documents regarding gene therapies, including a draft guidance issued in November 2024 to address frequently asked questions surrounding the development of cellular and gene therapy products. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things:

the proper preclinical assessment of gene therapies; the chemistry, manufacturing and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-up based on the potential for risk of such effects. For AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a five-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

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

The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

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

Acceptance and review of BLAs

To support marketing approval, clinical and non-clinical data submitted in a BLA must be sufficient in quality and quantity to establish the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under the PDUFA is substantial (for example, for fiscal year 2025, this application fee is $4.3 million), and the sponsor of an approved application is also subject to an annual program fee, which for federal fiscal year 2025 is more than $403,889 per eligible prescription product. These fees, of which the application fee may be waived for products with orphan drug designation, are typically adjusted annually, and exemptions and waivers may be available under certain circumstances.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product. In connection with its review of an application, the FDA will typically submit information requests to the sponsor and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND applications and GCP requirements and the integrity of the clinical data submitted to the FDA.

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

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a complete response letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

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

Accelerated approval

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

With the passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

Finally, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the sponsor to develop additional data or conduct additional preclinical studies and clinical trials. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety, purity and potency in the new indication.

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

Regulatory exclusivity governing biologics

When a biological product is licensed for marketing by the FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring the FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved both biosimilars and interchangeable biosimilar products.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and more states are considering such legislation in 2025. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For the federal fiscal year 2025, the standard fee is $540,783 and the small business fee is $135,196.

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

Conditional Marketing Authorization

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

Exceptional Circumstances

A marketing authorization may also be granted “under exceptional circumstances” under Article 14(8) of Regulation (EC) No 726/2004 when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This marketing authorization is close to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not have to provide the missing data and will never have to do so. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the marketing authorization, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

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

Regulatory Requirements after Marketing Authorization

As in the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU member states both before and after grant of the manufacturing and marketing authorizations. The holder of an European Union marketing authorization for a medicinal product must, for example, comply with European Union pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the

European Union is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable European Union laws, including compliance with European Union cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients.

In the European Union, the advertising and promotion of approved products are subject to EU member states’ laws governing the promotion of medicinal products, interactions with clinicians, misleading and comparative advertising and unfair commercial practices. Direct-to-consumer advertising of prescription medicines is prohibited across the European Union. In addition, other legislation adopted by individual EU member states may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion, which is prohibited in the European Union.

Periods of authorization and renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the medicinal product on the European Union market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after, or if initially placed on the market, is no longer actually present on the market for three consecutive years, authorization ceases to be valid.

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

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if: (1) the second sponsor can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the sponsor consents to a second orphan medicinal product application; or (3) the sponsor cannot supply enough orphan medicinal product.

Pediatric Exclusivity

If a sponsor obtains a marketing authorization in all European Union member states, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the SPC.

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

Separately, the European Union also adopted a new In Vitro Diagnostic Regulation, or the IVDR, (EU) 2017/746, which became effective in May 2022. The new regulation replaces the In Vitro Diagnostics Directive, or the IVDD, 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their technical documentation to meet the requirements and comply with the new, more stringent IVDR. The IVDR, among other things: strengthens the rules on placing devices on the market and reinforces surveillance once they are available; establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; sets up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the European Union; and strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Companion diagnostic devices are classified at least as a class C IVD and thus require involvement of the notified body in the regulatory approval process under the IVDR. While the IVDR became effective in May 2022, it became clear in 2021 that that EU member states, health institutions and economic operators were not ready to apply the IVDR as from that date. The European Union thus enacted provisions on a progressive or staggered roll-out of certain rules of the IVDR in 2021 and 2024 (Regulation 2022/112 and Regulation 2023/607). Most CE certificates issued under the previous IVVD remain valid for certain transition periods, which currently range from December 31, 2027 (for IVD medical devices for which a certificate has been issued by a notified body under the IVVD and class D devices) to December 31, 2028 (for class C IVDs) and December 31, 2029 (for class B and class A sterile IVDs). These transition periods only apply to so called “legacy devices”, meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework (notably the IVDD). These legacy devices benefit from the extended transition periods if they fulfil certain conditions, notably (i) that they continue to comply with the rules in force when they were placed on the market for the first time; (ii) that there are no significant changes in the design or intended purpose of the devices; (iii) that the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health and (iv) that no later than May 26, 2025, the manufacturer puts in place a quality management system compliant with the IVDR. For devices requiring an assessment by a notified body under the IVDR, the manufacturer must submit an application to the notified body to transfer the device to the IVDR by May 26, 2025 (class D devices), May 26, 2026 (class C devices) or 2027 (class B and A sterile IVDs) and execute a written contract of the notified body within four months after expiry of these application deadlines. In addition, even for IVDs for which the transition periods apply, manufacturers have to comply with the requirements of the IVDR on post-market surveillance (PMS), market surveillance, vigilance, and registration of devices in EUDAMED.

Brexit and the regulatory framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union, commonly referred to as Brexit, took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, and which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain comprising England, Scotland, and Wales under domestic law; whereas, Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol, as amended, by the so called Windsor Framework agreed to in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, as the basis for regulating medicines in the United Kingdom. The HMR has incorporated into the domestic law the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

As of January 1, 2024, a new international recognition procedure, or IRP, applies that intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the European Union centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorisation for the purposes of IRP.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit United States companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.

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

Pharmaceutical prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the prices of pharmaceuticals under Medicare and Medicaid. In October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states have passed laws allowing for the importation of drugs from Canada. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had have submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.

Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress to January 1, 2032.On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, or Chamber, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Human Capital Resources

As of December 31, 2024, we had approximately 115 employees, all of whom are full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Our success is dependent on our ability to attract and retain highly talented individuals. We have designed our programs to cultivate employee engagement, equal employment opportunity, growth and development while consistently providing competitive compensation and benefits. Our benefit programs are designed to meet the diverse needs of our employees and focus on promoting well-being across all aspects of their lives. These programs include healthcare, retirement planning, education planning, and extensive time off.

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

Since inception, we have incurred significant operating losses. Our net losses were $131.7 million, $126.6 million, and $136.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $703.0 million. To date, we have funded our operations with the proceeds from the sale of instruments convertible into convertible preferred stock, sales of convertible preferred stock, and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with Moderna. We have devoted substantially all of our financial resources and efforts to research and development. We are still in the early stages of development of our product candidates, and we have not commenced or completed clinical development. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●continue our current research programs and conduct additional research programs, including pursuant to our collaboration with Moderna;

●expand the capabilities of our proprietary technologies;
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

●the costs and scope of the continued development of our technologies;
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
●the cost and timing of completion of commercial-scale manufacturing activities;
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

We commenced operations in 2016, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting research activities and filing and prosecuting patent applications. All of our research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to initiate or complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.

Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Our limited history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2024, we had federal NOLs of $380.7 million and state NOLs of $397.2 million.

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

We are very early in our development efforts and have invested our research efforts to date in developing our technologies and have not identified any product candidates for IND-enabling studies or clinical development. We may never identify any product candidates or advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Further, timely completion of preclinical activities is dependent upon the availability of preclinical sites, researchers, investigators and research materials, which may be adversely affected by global health matters, such as pandemics. We and our contract manufacturing organizations, or CMOs, may face disruptions in the future that affect our ability to initiate and complete preclinical studies and may experience procurement challenges in the event of a future global health issue.

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

Further, changes in or the enactment of additional statutes, promulgation of regulations or issuance of guidance during preclinical or clinical development, or comparable changes in the regulatory review process, may result in delays to our conduct of clinical studies. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a DAP for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known. In addition, on January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became applicable in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC.

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

●perceived risks and benefits of our technologies;

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
●be sued; or
●experience damage to our reputation.

Nucleic acid therapies are an emerging area of drug development that poses many scientific and other risks. We have only limited prior experience in nucleic acid therapies and manufacturing and no prior experience in clinical development of nucleic acid therapies. Our lack of experience for our nucleic acid therapies may limit our ability to be successful or may delay our development efforts.

Nucleic acid therapies are an emerging field of drug development with only a small number of nucleic acid therapies having received FDA or EMA approval to date. Our potential nucleic acid therapies are still at an early stage, and there remain several areas of drug development risk, which pose particular uncertainty for our potential therapies given the relatively limited development history of, and our limited prior experience with, nucleic acid therapies. Translational science, manufacturing materials and processes, safety concerns, regulatory pathway and clinical trial design and execution all pose particular risk to our drug development activities. Furthermore, the medical community’s understanding of the causes of many diseases continues to evolve and further research may change the medical community’s views on what therapies and approaches are most effective for addressing certain diseases.

As an organization, we have not previously conducted any IND-enabling studies or clinical trials, including any later stage or pivotal clinical trials. In pursuing our new technologies, we have begun to establish our own nucleic acid technical capabilities, but we will need to continue to expand those capabilities by either hiring internally or seeking assistance from outside service providers. Nucleic acid therapy is an area of significant investment by biotechnology and pharmaceutical companies and there may be a scarcity of talent available to us in these areas. If we are not able to expand our nucleic acid therapy capabilities, we may not be able to develop in the way we intend or desire any promising product candidates that emerge from our program or our other collaborative genetic medicine sponsored research programs, which would limit our prospects for future growth. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals for product candidates that we may develop. Failure to commence or complete, or delays in, our clinical trials could prevent us from or delay us in commercializing our product candidates.

We will need to build our internal and external capabilities in designing and executing a nucleic acid therapy clinical trial. There are many known and unknown risks involved in translating preclinical development of nucleic acid therapies to clinical development, including selecting appropriate endpoints and dosage levels for dosing humans based on preclinical data. Furthermore, our nucleic acid programs are initially targeting rare diseases with relatively small populations, which limits the pool of potential subjects for our nucleic acid therapy clinical trials. If we are unable to initiate and conduct our nucleic acid therapy clinical trials in a manner that satisfies our expectations or regulatory requirements, the value of our nucleic acid therapies may be diminished.

Our technologies are unproven clinically, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

Our technologies have not been clinically tested. Successful development of product candidates by us will require solving a number of issues and there can be no assurance we will be successful in solving any or all of these issues. We have concentrated our research efforts to date on developing our technologies, and our future success is highly dependent on the successful development and therapeutic application of these technologies. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing our therapeutics. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in any indication we pursue.

There can be no assurance that any development problems we experience in the future related to our technologies will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from initiating or conducting clinical trials or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the purity, potency and safety of a product candidate may vary according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates, and even more so for product candidates intended to treat diseases for which there are approved therapies that may allow a normal life span as compared with those intended to treat serious and life-threatening diseases for which there are no other treatment options available. The regulatory burden to initiate clinical trials or to obtain regulatory approval of any product candidate we may develop for those indications with approved therapies may be more extensive in those jurisdictions than for product candidates intended to treat diseases that are life threatening and for which no therapies are approved. Only a small number of nucleic acid therapies have successfully reached the clinical trial phase of development, limiting insight into the regulatory review process. Requirements by regulatory authorities for any product candidate we may develop may change in response to the availability of other therapies for the indication our product candidates are designed to treat or to issues observed in clinical trials of nucleic acid therapies of other companies, even if using technology that differs from ours. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals in either the United States or the European Union for any product candidates we may develop or how long it will take to commercialize any product candidate that receives marketing approval.

If any product candidates we may develop cause undesirable side effects or have other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

We have not evaluated any product candidates in human clinical trials. Therefore, it is impossible to predict when or if any product candidates we may develop will prove safe in humans and there can be no assurance that our technologies will not cause undesirable side effects.

We use a ctLNP delivery system to deliver siRNA and/or mRNA. LNPs have been shown to induce necrosis in the liver at certain doses and induce infusion related reactions, as well as to initiate systemic inflammatory responses. While our ctLNPs are a new generation of LNP, there can be no assurance that our ctLNPs will not have undesired effects. Our ctLNPs could contribute, in whole or in part, to immune reactions, infusion reactions, complement reactions or antibody reactions. In addition, certain aspects of our technologies may induce immune reactions from the lipid as well as adverse reactions within liver pathways or degradation of the LNP into its component molecules or metabolites, any of which could lead to significant adverse events in one or more of our future clinical trials. Many of these types of side effects have been seen for LNPs.

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

Regulatory approval of and/or demand for our potential products will depend in part on public acceptance of the use of nucleic acid therapies for the prevention or treatment of human diseases. Safety issues that might arise in trials for nucleic acid therapies other than our own could adversely impact public attitudes towards our technologies and product candidates notwithstanding.

There are a number of clinical trials of nucleic acid therapies ongoing. There is a potential risk of delayed adverse events following exposure to nucleic acid therapies due to persistent biologic activity of the genetic material or other components of products used to carry genetic material. Possible adverse side effects that may occur with treatment with nucleic acid therapies include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients.

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

We are in the early stage of research in the development of our technologies and have not identified any product candidates or conducted any IND-enabling studies or any clinical trials. As a result, our belief in the capabilities of our technologies is based on early research and preclinical studies. However, the results of early preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

We may not be successful in our efforts to identify, discover or develop potential product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates based on our technologies. We are still in the research or preclinical stage of development and our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval.

In addition, we have not yet successfully developed any product candidate and our ability to expand our portfolio may never materialize. The process by which we identify and disclose product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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

Risks related to manufacturing

We intend to manufacture any product candidate we may develop using CMOs, which will require significant resources. If we fail to successfully execute this strategy, our business will be materially harmed.

We may enter into agreements with CMOs to provide manufacturing capacity to produce cGMP-compliant clinical and initial commercial supply of any product candidates we may develop. We do not yet have sufficient information to reliably estimate the cost of the clinical and commercial manufacturing and processing of any product candidates we may develop, and the actual cost to manufacture and process any product candidates we may develop could materially and adversely affect the commercial viability of such product candidates. In addition, the ultimate dose selected for clinical use and commercial supply will affect our ability to scale and our costs per dose. As a result, we may never be able to develop a commercially viable product.

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

The manufacture of any product candidates we may develop will be subject to a number of scientific and technical risks, some of which are common to the manufacture of drugs and biologics and others of which may be unique to the manufacture of any product candidate we may develop. We could experience manufacturing problems that result in delays in our development or commercialization programs.

A number of risk factors common to the manufacturing of biologics and drugs could cause production issues, including raw material or starting material variability in terms of quality, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, pandemics or “acts of god” that are beyond our or our contract manufacturers’ control. It is often the case that early-stage process development is conducted with materials that are not manufactured using cGMP starting materials, techniques or processes and which are not subject to the same level of analysis that would be required for clinical grade material. We may encounter difficulties in translating the manufacturing processes used to produce research grade materials to cGMP-compliant processes, or scaling our manufacturing to sufficient levels, and any changes in the manufacturing process may affect the purity, potency and safety profile of our product candidates.

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

Risks related to our dependence on third parties

We currently depend on a small number of third-party suppliers for our research materials, and we expect to continue to depend on third-party suppliers for materials used in the manufacture of any product candidates we may develop, and the loss of these third-party suppliers or their inability to supply us with adequate materials, particularly those raw materials that are in short supply, could harm our business.

We currently rely on a small number of third-party suppliers for our research materials and expect to continue to rely on third-party suppliers for certain materials and components required for the production of any product candidates we may develop. Our dependence on these third-party suppliers and the challenges we may face in obtaining and maintaining adequate supplies of materials involve several risks, including limited control over pricing, availability and quality and delivery schedules. There is substantial demand and limited supply for certain of the raw materials used to manufacture our future products and these raw materials are usually sole-sourced, as there are a limited number of qualified suppliers. This limited supply, combined with any problems that may arise during the manufacturing process development, may create long lead times to manufacture or procure starting materials. The progress of our technologies is highly dependent on these suppliers providing us or our contract manufacturer with the necessary starting materials that meet our requirements in a timely manner. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our competitors that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements.

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including CMOs for the manufacturing of any product candidates we test in preclinical or clinical development, cleanroom facilities to provide space to manufacture our drug substance, and contract research organizations, or CROs, for the conduct of our animal testing and research. Any of these third parties may terminate their engagements with us, subject to certain conditions. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols.

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

We may from time to time be dependent on single-source suppliers for some of the components and materials used in, and the space and processes required to develop, our future development candidates and investigational medicines.

We may from time to time depend on single-source suppliers for some of the components and materials used in, space necessary for and manufacturing processes required to develop our future development candidates and investigational medicines. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, space, key processes and finished goods exposes us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our potential product candidates or that would render any product candidates that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and other jurisdictions with respect to any product candidates we may develop and our technologies, manufacturing processes and their respective components, formulations, combination therapies, methods of treatment, processes and development that are important to our business, as well as successfully defending these patents and other intellectual property against third-party challenges. We and our licensors have sought, and will seek, to protect our proprietary position by filing patent applications in the United States and abroad related to certain technologies that are important to our business. However, our patent portfolio is at an early stage and there can be no assurance as to whether or when our patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we have rights under valid and enforceable patents and other intellectual property that cover our technologies. If we are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates we may develop and technology, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

We own certain patent applications, and exclusively in-license from UMass and Voyager Therapeutics, Inc. certain other patent applications, which cover various aspects of our technologies. Our pending patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 to 32 months, depending on the jurisdiction, from such application’s priority date in the jurisdictions in which we are seeking patent protection. Similarly, our pending provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of such provisional patent application’s filing date. If we do not timely file such national stage patent applications or non-provisional patent applications, we may lose our priority date with respect to such PCT or provisional patent applications, respectively, and any patent protection on the inventions disclosed in such PCT or provisional patent applications, respectively. While we and our licensors intend to timely file national stage and non-provisional patent applications relating to our PCT and provisional patent applications, respectively, we cannot predict whether any such patent applications will result in the issuance of patents. If we or our licensors do not successfully obtain issued patents, or, if the scope of any patent protection we or our licensors obtain is not sufficiently broad, we will be unable to prevent others from using any product candidates we may develop or our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to our ctLNP delivery system, or our other product candidates and technology would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are reliant upon licenses from third parties for certain patent and other intellectual property rights that are important or necessary to the development of our technology and product candidates. For example, in March 2023 we entered into a Collaboration Agreement with Moderna pursuant to which each party granted to the other a worldwide, non-exclusive, sublicensable license under certain LNP-related intellectual property arising out of the non-liver ctLNP program to be developed under the Collaboration Agreement. Our existing license agreements impose, and we expect that future license agreements will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. We may enter into additional license or collaboration agreements in the future.

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

Certain of our license agreements are, and other license agreements we may enter into in the future may be, non-exclusive. Accordingly, third parties may also obtain non-exclusive licenses from such licensors with respect to the intellectual property licensed to us under such license agreements Accordingly, these license agreements do not, and other license agreements may not, provide us with exclusive rights to use such licensed patent and other intellectual property rights, or may not provide us with exclusive rights to use such patent and other intellectual property rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and any product candidates we may develop in the future.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●others may be able to make products that are similar to any product candidates we may develop but that are not covered by the intellectual property, including the claims of the patents, that we own or license currently or in the future;
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

In July 2021, we entered into a lease agreement, or the Seyon Lease, to build out a cGMP-compliant manufacturing facility in Waltham, Massachusetts. On January 31, 2024, we notified Waltham CenterPoint I Investment Group, LLC, or the Landlord of termination of the Seyon Lease due to the Landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the Landlord, effective January 31, 2024. On February 20, 2024, the Landlord served us with a complaint, filed in Massachusetts Superior Court, or the Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against the Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, the Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by the Landlord. On January 21, 2025, the Court granted the Landlord’s motion for preliminary injunction and ordered us to pay, until further notice, monthly amounts equal to the rent and other charges that would have been due to the Landlord under the Seyon Lease had it not been terminated. On February 14, 2025, we filed a notice of appeal of the Court’s preliminary injunction ruling. We are continuing to make monthly payments under the Seyon Lease during the pendency of the appeal. We will continue to vigorously defend the action and prosecute our counterclaims against the Landlord with respect to this matter. As a result, we may continue to incur costs and expenses relating to this facility, and we may remain responsible for payments under the Seyon Lease, which may have a material adverse effect on our business, results of operations or financial condition.

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

In addition, under the PREA, a BLA, or supplement to a BLA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or our collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. In addition, to the extent that we seek to develop a combination drug-device product for delivery of a product candidate, or we rely on a previously cleared device to deliver a product candidate, we will also be dependent on FDA clearance or approval of such products.

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

In addition, we could be adversely affected by several significant administrative law cases decided by the United States Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The United States Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new IRP will apply, which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified RRs. The RRs notably include EMA and regulators in the EU/European Economic Area member states for approvals in the United Kingdom centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates which could significantly and materially harm our business.

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

Further, if the FDA determines that a product candidate is intended to treat a serious condition and, if approved, offers a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

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

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product that was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging the FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading, and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. In addition, under some relatively recent guidance from the FDA and the PIE Act, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the Chamber, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA, which establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now and in the future.

If we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In recent months, the OCR has been especially active in enforcing the HIPAA rules. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Additionally, the OCR is looking to amend the HIPAA Security Rule, which (if and when finalized) could create additional compliance obligations and risk for our business.

In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive U.S. data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

In 2018, California passed into law the CCPA which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

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

The loss of the services of our employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing our employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense and the turnover rate can be high. We may be unable to hire, train, retain or motivate these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Further, our previously announced reorganizations may make future retention and recruiting of qualified personnel more difficult. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We are actively pursuing new technologies and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and diseases requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. For example, our previously announced reorganizations may adversely affect the stability and productivity of our retained employees, as well as our financial position. Further, the physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to achieve or effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to achieve and effectively manage the future development and expansion of our company.

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

As of February 28, 2025, our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 21% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Moreover, as of February 28, 2025, holders of an aggregate of 15,981,740 shares of our common stock, which includes the shares we issued and sold to Moderna pursuant to the Share Purchase Agreement, along with holders of an additional 1,163,423 shares of our common stock issuable upon exercise of outstanding options and vesting of restricted stock unit grants had rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Moreover, we have filed, and expect to continue to file, registration statements on Form S-8 registering all shares of common stock that we may issue under our equity compensation plans. Once registered on a Form S-8, shares underlying these equity awards can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

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

Changes in tax law may adversely affect our business or financial condition. For example, on December 22, 2017, the U.S. government enacted the Tax Act, which contained significant changes to corporate taxation. In particular, the Tax Act, as amended by the CARES Act, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, for taxable year beginning after December 31, 2020, and imposed a limit on the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years or fifteen years (for expenditures attributable to foreign research).

Additionally, economic relief legislation containing tax provisions was enacted in 2020 and 2021 as part of Congress’ response to the COVID-19 pandemic, and the IRA, which introduced a number of new tax provisions, was signed into law in August 2022. The IRA in particular includes a one percent excise tax imposed on certain stock repurchases by publicly traded companies, which generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the Tax Act and such additional legislation is and continues to be forthcoming and could ultimately increase or lessen the impact of these laws on our business and financial conditions. Congress may enact additional legislation, some of which could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to such tax legislation.

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

Click or tap here to enter text.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall risk management program and overseen by our information technology function, that are designed to help protect our information assets and operations from internal and external cyber threats, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, regular exercises and tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and refine our practices. We engage certain external parties, including consultants, computer security firms and risk management experts, to enhance our cybersecurity oversight. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

Based on an assessment using the previously described risk management program, we do not believe that there are currently any known risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. See “Our internal information technology systems, or those of our third-party vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business” in Part I, Item 1A, “Risk Factors” for additional information.

Our Audit Committee provides direct oversight over cybersecurity risk and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents, if any.

Our Senior Director of Information Technology, or IT, leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Our Senior Director of IT has over 25 years of experience in building, running, and managing diverse functional areas of IT, including but not limited to enterprise cybersecurity, IT infrastructure, operations, business continuity, and service delivery. He began his IT career overseeing datacenter operations for a pharmaceutical company and has held multiple IT leadership positions at biotechnology companies, including serving as the director of cybersecurity and infrastructure at a biopharmaceutical company prior to joining us over four years ago.

We have also established a cross-functional cybersecurity working team led by our chief financial officer serving as the chair and consisting of executive-level leaders, that is responsible for reviewing, revising and testing our cybersecurity policies and procedures.

In an effort to deter and detect cyber threats, we regularly provide all employees, including part-time and temporary employees, with data protection, cybersecurity and incident response and prevention trainings, which cover a range of timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security. This incident response and prevention training functions to educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

ITEM 2.PROPERTIES

Our headquarters are located at 301 Binney Street, Cambridge, Massachusetts, where we occupy approximately 71,562 square feet of research and development, laboratory and office space. This lease expires in 2029. In July 2021, we entered into the Seyon Lease. On January 31, 2024, we notified the Landlord of termination of the Seyon Lease due to the Landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the Landlord, effective January 31, 2024. On February 14, 2024, the Landlord sent us a notice of the termination of the Seyon Lease due to our non-payment of rent. On February 20, 2024, the Landlord served us with a complaint, filed in the Court, with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against the Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, the Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by the Landlord. On January 21, 2025, the Court granted the Landlord’s motion for preliminary injunction and ordered us to pay, until further notice, monthly amounts equal to the rent and other charges that would have been due to the Landlord under the Seyon Lease had it not been terminated. On February 14, 2025, we filed a notice of appeal of the Court’s preliminary injunction ruling. We are continuing to make monthly payments under the Seyon Lease during the pendency of the appeal. We will continue to vigorously defend the action and prosecute our counterclaims against the Landlord with respect to this matter. For additional information, refer to Note 7, Leases. In the future, we may lease, operate, purchase or construct additional facilities in which to conduct expanded research, development and manufacturing activities and support future commercial operations. We believe that the total space available to us under our current leases is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

ITEM 3.LEGAL PROCEEDINGS

We, from time to time, may be party to litigation arising in the ordinary course of business. On February 20, 2024, the Landlord served us with a complaint, filed in the Court with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against the Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, the Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by the Landlord. On January 21, 2025, the Court granted the Landlord’s motion for preliminary injunction and ordered us to pay, until further notice, monthly amounts equal to the rent and other charges that would have been due to the Landlord under the Seyon Lease had it not been terminated. On February 14, 2025, we filed a notice of appeal of the Court’s preliminary injunction ruling. We are continuing to make monthly payments under the Seyon Lease during the pendency of the appeal. We will continue to vigorously defend the action and prosecute our counterclaims against the Landlord with respect to this matter. As a result, we may continue to incur costs and expenses relating to this facility, and we may remain responsible for payments under the Seyon Lease, which may have a material adverse effect on our business, results of operations or financial condition.

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

Holders of Our Common Stock

As of February 28, 2025, there were approximately 70 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on June 12, 2020 (the first day of trading of our common stock), through December 31, 2024 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return.

	6/12/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Generation Bio Co.	$100	$115	$29	$16	$7	$4
Nasdaq Composite Total Return (IXIC)	$100	$134	$163	$109	$157	$201
Nasdaq Biotechnology Total Return (NBI)	$100	$118	$118	$105	$109	$107

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

Overview

We are a biotechnology company working to change what’s possible for people living with T cell-driven autoimmune diseases. Our strategy is to discover, develop, and commercialize redosable therapeutics that reprogram T cells in vivo to reduce or eliminate the production and persistence of autoreactive T cells, which erroneously recognize and attack the body’s own tissues, causing autoimmune disease. We are leveraging our ctLNP to selectively deliver siRNA to T cells, and we believe that the combination of selective delivery and an intracellular, genetically precise mechanism of target engagement unlocks a series of high-value historically undruggable disease-driving genes in autoimmunity.

T cells are central to the normal function of the immune system, but when inactivated or naïve T cells are inappropriately activated against proteins or molecules naturally present in the body, known as autoantigens, they expand, differentiate, and drive tissue inflammation that results in the development of autoimmune disease. Modulating T cell activity has historically been limited by a lack of selectivity along two dimensions – selective delivery to T cells while sparing other immune cell types, and precisely inhibiting or silencing the intended genetic sequence to block disease causing pathways.

We believe that the advantage of our approach to combatting T cell-driven autoimmune disease is in the combination of highly selective delivery and precise gene silencing in T cells to drive potency while sparing broader immune cells, thus potentially expanding the therapeutic margin of safety, or index. We achieve selective delivery using our modular, redosable ctLNP delivery system, which is designed to reach cell type targets of interest selectively through active ligand-mediated uptake. We are leveraging our T cell-selective LNP to deliver siRNA, a cargo that can potently and precisely regulate protein expression in T cells without off-target effects. The intracellular mechanism of action of siRNA means that our T cell-selective LNP-siRNA has the potential to reach targets inaccessible by other modalities, creating a large and new target space for autoimmune disease.

Selective and potent siRNA delivery to T cells opens a broad landscape of protein targets to address T cell-driven autoimmune disease indications, including targets that are undruggable or poorly drugged by conventional modalities. We intend to build a portfolio of therapeutic candidates for T cell-driven autoimmune indications, selecting those with a strong link to protein target biology, high unmet need, a clear clinical/regulatory pathway, and path to demonstrate clinical superiority. We are prioritizing protein target selection for these indications based on the following:

-	targets in T cells that are undruggable or poorly drugged with conventional modalities;
-	well-characterized biology;
-	superiority of mechanism of action (selective delivery and intracellular knockdown); and
-	clear target engagement in early clinical development.

We expect to announce the target and indication of our lead T cell-selective LNP-siRNA program for autoimmune disease by mid-year 2025. We expect to submit our IND application for our lead program in the second half of 2026.

In July 2021, we entered into the Seyon Lease to build out a cGMP-compliant manufacturing facility, or the Seyon Facility, in Waltham, Massachusetts. On January 31, 2024, we notified the Landlord of termination of the Seyon Lease due to the Landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the Landlord, effective January 31, 2024. On February 20, 2024, the Landlord served us with a complaint, filed in the Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against the landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, the Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by the Landlord. On January 21, 2025, the Court granted the Landlord’s motion for preliminary injunction and ordered us to pay, until further notice, monthly amounts equal to the rent and other charges that would have been due to the Landlord under the Seyon Lease had it not been terminated. On February 14, 2025, we filed a notice of appeal of the Court’s preliminary injunction ruling. We are continuing to make monthly payments under the Seyon Lease during the pendency of the appeal. We will continue to vigorously defend the action and prosecute our counterclaims against the Landlord with respect to this matter.

In March 2023, we entered into the Collaboration Agreement, with Moderna, to collaborate on developing treatments for certain diseases by targeting delivery of nucleic acids to liver cells and certain cells outside of the liver. Under the Collaboration Agreement, the parties have agreed to collaborate on preclinical research programs relating to lipid nanoparticle, or LNP, delivery systems and nucleic acid payloads, with each party obtaining certain rights to intellectual property used in and arising out of such research programs.

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

Since our inception in October 2016, we have focused substantially all of our resources on building our technologies, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock, sales of convertible preferred stock and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In August 2024, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $237.0 million. Upon our entry into this sales agreement, we terminated our prior at-the-market program pursuant to a prior sales agreement that we entered into in August 2021. At the time of termination, approximately $237.3 million out of an aggregate of $250.0 million remained unsold under the prior sales agreement. As the issuance date of this Annual Report on Form 10-K, we have not issued and sold any shares of our common stock pursuant to the August 2024 sales agreement.

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the years ended December 31, 2024, 2023, and 2022, we reported net losses of $131.7 million, $126.6 million, and $136.6 million, respectively. As of December 31, 2024, we had an accumulated deficit of $703.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue our current research programs and conduct additional research programs, including pursuant to our collaboration with Moderna;
●	expand the capabilities of our proprietary technologies;
●	advance any product candidates we identify into preclinical and clinical development;
●	obtain, expand, maintain, defend and enforce our intellectual property portfolio;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	hire additional clinical, regulatory and scientific personnel;
●	establish additional manufacturing sources and secure supply chain capacity sufficient to provide necessary quantities of any product candidates we may develop for clinical or commercial use;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
●	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, and future commercialization efforts.

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

Our external research and development expenses consist of costs that include fees and other costs paid to consultants, contractors, CDOs and CROs in connection with our research, preclinical and manufacturing activities. We do not allocate our research and development costs to specific programs because costs are deployed across multiple programs and our technologies and, as such, are not separately classified. We expect that our research and development expenses will increase substantially as we advance our programs into clinical development and expand our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. The successful development of any of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

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

We anticipate that our general and administrative expenses will increase in the future as our research progresses towards clinical studies and will increase our headcount to support our operational growth. We also anticipate that we will continue to incur substantial accounting, audit, legal, regulatory, compliance, director and officer insurance costs and investor and public relations expenses associated with operating as a public company.

Loss on lease termination

Loss on lease termination consists of expenses recognized for the impairment of the right-of-use asset and construction in progress, the write-off of the related tenant improvement allowance receivable, accretion and other related expenses in connection with the termination of the Seyon Lease.

Other income and interest income, net

Other income and interest income, net consists of interest income earned on our invested cash balances and other expense and income from miscellaneous expenses and income unrelated to our core operations.

Income taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

As of December 31, 2024, we had federal net operating loss carryforwards of $380.7 million, which may be available to offset future taxable income, of which $8.2 million of the total net operating loss carryforwards begin to expire in 2036, while the remaining $372.5 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2024, we had state net operating loss carryforwards of $397.2 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $16.3 million and $8.8 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2033, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,			Change	Change
(in thousands)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenue:
Collaboration revenue	$19,892	$5,904	$—	$13,988	$5,904
Operating expenses:
Research and development	61,305	93,617	96,718	(32,312)	(3,101)
General and administrative	37,780	50,850	44,464	(13,070)	6,386
Loss on lease termination	63,197	—	—	63,197	—
Total operating expenses	162,282	144,467	141,182	17,815	3,285
Loss from operations	(142,390)	(138,563)	(141,182)	(3,827)	2,619
Other income:
Other income and interest income, net	10,722	11,951	4,543	(1,229)	7,408
Net loss	$(131,668)	$(126,612)	$(136,639)	$(5,056)	$10,027

Collaboration revenue

During the year ended December 31, 2024, we recognized $19.9 million in collaboration revenue, compared to $5.9 million for the year ended December 31, 2023. The increase in collaboration revenue during the year ended December 31, 2024 was due to increased reimbursable activity under our Collaboration Agreement with Moderna, which commenced in the second quarter of 2023.

During the year ended December 31, 2023, we recognized $5.9 million in collaboration revenue under the Collaboration Agreement with Moderna. We did not recognize any collaboration revenue during the year ended December 31, 2022.

For additional information on our collaboration with Moderna, refer to Note 4, Collaboration and License Agreement.

Research and development expenses

	Year Ended December 31,			Change
(in thousands)	2024	2023 (1)	2022 (1)	2024 vs 2023	2023 vs 2022
Personnel-related	$19,404	$33,403	$29,693	$(13,999)	$3,710
Facilities-related	13,533	16,678	26,154	(3,145)	(9,476)
Preclinical and manufacturing	13,645	21,574	16,511	(7,929)	5,063
Stock-based compensation	5,728	11,496	12,405	(5,768)	(909)
Lab supplies	3,804	3,830	4,234	(26)	(404)
Consulting and professional services	1,636	1,975	2,760	(339)	(785)
License fees	214	1,012	1,534	(798)	(522)
Other	3,341	3,649	3,427	(308)	222
Total research and development expenses	$61,305	$93,617	$96,718	$(32,312)	$(3,101)
(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

Research and development expenses were $61.3 million for the year ended December 31, 2024, compared to $93.6 million for the year ended December 31, 2023. The decreases in personnel-related costs of $14.0 million, stock-based compensation costs of $5.8 million, and facilities-related costs of $3.1 million were driven primarily by the decrease of headcount and related overhead costs as a result of the November 2023 RIF. The decrease in preclinical and manufacturing costs of $8.0 million was driven primarily by decreased preclinical activities.

Research and development expenses were $93.6 million for the year ended December 31, 2023, compared to $96.7 million for the year ended December 31, 2022. The decrease in facilities-related costs of $9.5 million was primarily driven by our decision to transition from building out the Seyon Facility to utilizing an external cleanroom facility. This decrease was offset by an increase in preclinical and manufacturing costs of $5.1 million, driven primarily by activities to support advancements in our iqDNA technology. The increase in personnel-related costs of $3.7 million was primarily driven by restructuring costs recognized in connection with the November 2023 RIF.

General and administrative expenses

	Year Ended December 31,			Change
(in thousands)	2024	2023 (1)	2022 (1)	2024 vs 2023	2023 vs 2022
Personnel-related	$12,165	$17,507	$15,465	$(5,342)	$2,042
Stock-based compensation	8,881	12,845	12,047	(3,964)	798
Facilities-related	6,452	10,546	6,715	(4,094)	3,831
Consulting and professional services	9,012	8,744	9,206	268	(462)
Other	1,270	1,208	1,031	62	177
Total general and administrative expenses	$37,780	$50,850	$44,464	$(13,070)	$6,386
(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

General and administrative expenses were $37.8 million for the year ended December 31, 2024, compared to $50.9 million for the year ended December 31, 2023. The decrease in personnel-related costs of $5.3 million, stock-based compensation costs of $4.0 million, and facilities-related costs of $4.1 million were driven primarily by the decrease of headcount and related overhead costs as a result of the November 2023 RIF.

General and administrative expenses were $50.9 million for the year ended December 31, 2023, compared to $44.5 million for the year ended December 31, 2022. The increase in facilities-related costs of $3.8 million was primarily driven by rent expense related to the Seyon Facility after our decision to transition from building out the Seyon Facility to utilizing an external cleanroom facility. The increases in personnel-related costs and stock-based compensation costs of $2.0 million and $0.8 million, respectively, were primarily driven by restructuring costs recognized in connection with the November 2023 RIF.

Loss on lease termination

During the year ended December 31, 2024, we recognized a non-cash charge of $63.2 million in connection with the termination of the Seyon Lease. The non-cash charge recognized during the year ended December 31, 2024 included a material impairment loss comprised of $45.8 million in right-of-use asset, $6.2 million in construction in progress, a write-off of $3.9 million in tenant improvement allowance receivable from the landlord and $7.3 million in accretion and other lease-related expenses. There were no losses on lease termination recognized in the years ended December 31, 2023 and 2022.

Other income and interest income, net

Other income and interest income, net for the year ended December 31, 2024 was $10.8 million compared to $12.0 million for the year ended December 31, 2023. The decrease in other income and interest income, net during the year ended December 31, 2024 was primarily due to a decrease in interest yields on invested cash balances.

Other income and interest income, net for the year ended December 31, 2023 was $12.0 million in income compared to $4.5 million in expense for the year ended December 31, 2022. The increase in other income and interest income, net during the year ended December 31, 2023 was primarily due to an increase in interest earned on our invested cash balances.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and technologies. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future. During the year ended December 31, 2024, we have recognized $19.9 million in collaboration revenue under the Collaboration Agreement with Moderna. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock, sales of convertible preferred stock and sales of common stock in underwritten public offerings, “at-the-market” offerings and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In August 2024, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $237.0 million. Upon our entry into this sales agreement, we terminated our prior at-the-market program pursuant to a prior sales agreement that we entered into in August 2021. At the time of termination, approximately $237.3 million out of an aggregate of $250.0 million remained unsold under the prior sales agreement. As of the issuance date of this Annual Report on Form 10-K, we have not issued and sold any shares of our common stock pursuant to the August 2024 sales agreement. In March 2023, in connection with the Share Purchase Agreement with Moderna, we issued and sold 5,859,375 shares of our common stock to Moderna at a price of $6.14 per share for an aggregate purchase price of $36.0 million. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $185.2 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash used in operating activities	$(88,563)	$(52,745)	$(102,448)
Net cash provided by (used in) investing activities	94,529	(9,698)	(192,515)
Net cash provided by financing activities	250	35,817	12,989
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,216	$(26,626)	$(281,974)

Operating activities

During the year ended December 31, 2024, operating activities used $88.6 million of cash, primarily resulting from our net loss of $131.7 million and the net changes in our operating assets and liabilities of $31.4 million and offset by the net of non-cash charges of $74.5 million. Net changes in our operating assets and liabilities for the year ended December 31, 2024 were primarily driven by a $15.1 million decrease of deferred revenue from reimbursable activities performed under our Collaboration Agreement with Moderna, a $8.3 million decrease of accrued expense and other current liabilities and accounts payable primarily due to severance payments in connection with the November 2023 RIF and a $8.6 million decrease in operating lease liability due to rent payments for our leased facility.

Investing activities

During the year ended December 31, 2024, net cash provided by investing activities was $94.5 million, primarily due to $232.0 million in maturities of marketable securities offset by purchases of marketable securities of $135.3 million and property and equipment of $2.4 million during the period.

Financing activities

During the year ended December 31, 2024, net cash provided by financing activities was $0.3 million, consisting of $0.4 million in proceeds from employee stock option exercises and sales of common stock in connection to the 2020 Employee Stock Purchase Plan, offset $0.2 million in payments for repurchases of common stock for employee tax withholdings.

For a discussion of our sources and uses of cash for the years ended December 31, 2023 and 2022 please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed with the SEC on March 6, 2024.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and initiate clinical trials for our product candidates in development. The timing and amount of our operating expenditures will depend largely on:

●	the costs and scope of the continued development of our technologies;
●	the identification of additional research programs and product candidates;
●	the costs and timing of preparing, filing and prosecuting applications for patents; obtaining, maintaining, defending and enforcing our intellectual property rights and defending against any intellectual property-related claims, including claims of infringement, misappropriation or other violation of third-party intellectual property;
●	the scope, progress, costs and results of preclinical and clinical development for any product candidates we may develop;
●	our research and development costs and the receipt of milestone payments under our collaboration with Moderna;
●	the costs, timing and outcome of regulatory review of any product candidates we may develop;
●	the cost and timing of completion of commercial-scale manufacturing activities;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates we may develop for which we receive marketing approval;
●	the costs of satisfying any post-marketing requirements;
●	the revenue, if any, received from commercial sales of product candidates we may develop for which we receive marketing approval;
●	the costs of operational, financial and management information systems and associated personnel;
●	the associated costs in connection with any acquisition of in-licensed products, intellectual property and technologies; and
●	the costs of operating as a public company.

As of December 31, 2024, our material cash requirements consisted of:

●	$30.4 million in total lease payments under our noncancelable operating lease for our office and laboratory space that was entered into in August 2018, as amended, and expires in 2029;
●	$4.0 million in cancelable purchase obligations to CMOs and CROs for preclinical activities; and
●	$5.6 million for monthly payments due through January 2025 and additional monthly payments related to the Seyon Lease pursuant to the Court’s preliminary injunction order.

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

Under ASC 606, we recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for contracts determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer.

We recognize consideration allocated to the combined license and research services performance obligation pursuant to our Collaboration Agreement with Moderna under the proportional performance method. This requires us to measure proportional performance of the combined performance obligation over time using an input method based on costs incurred relative to the total estimated costs by determining the proportion of effort incurred as a percentage of total effort we expect to expend. We use significant judgment in determining the level of effort and related total estimated costs we expect to incur to complete the research services. We reflect the adjustments to our total estimated costs in the proportional performance model in the period which they are known. These adjustments impact our proportional performance, and therefore the amount of revenue we recognize in the period. Significant adjustments to the total estimated costs we expect to incur, can cause material changes to the amount of revenue we recognize.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable securities of $108.9 million as of December 31, 2024. We did not record any impairment charges to our marketable securities during the year ended December 31, 2024. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. As of December 31, 2024, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a $0.4 million decrease to the fair value of our holdings. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages 131 through 159 of this Annual Report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 130 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

10.11+

Offer letter, dated October 12, 2017, by and between the registrant and Geoff McDonough (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1, File No. 333-238608, filed May 22, 2020).

10.12+

Offer letter, dated June 19, 2020, by and between the registrant and Matthew Norkunas, as amended July 6, 2020 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed August 11, 2020).

10.13+

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

10.15

Lease, dated July 13, 2021, by and between the registrant and Zinc II PropCo 2020, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed November 10, 2021).

10.16+

Offer letter, dated September 5, 2017, by and between the registrant and Matthew Stanton, as modified by Promotion letter, dated May 22, 2019 (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K, File No. 001-39319, filed February 24, 2022).

10.17+

Offer letter, dated October 11, 2018, by and between the registrant and Antoinette Paone, as amended (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K, File No. 001-39319, filed February 24, 2022).

10.18*+	Non-Employee Director Compensation Program.

10.19†

Third Amendment to Lease, dated February 24, 2022, by and between the registrant and BMR-Rogers Street LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed May 5, 2022).

10.20*+	Offer letter, dated December 8, 2017, by and between the registrant and Phillip Samayoa, as amended.

Exhibit Number	Description
10.21+

Offer letter, dated March 17, 2023, by and between the registrant and Yalonda Howze, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed May 10, 2023).

10.22†♢

Collaboration and License Agreement, dated March 23, 2023, by and between the registrant and ModernaTX, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed May 10, 2023).

10.23†

Share Purchase Agreement, dated March 23, 2023, by and between the registrant and ModernaTX, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed May 10, 2023).

10.24+♢

Separation Agreement, by and between the registrant and Doug Kerr, dated January 28, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed May 13, 2024).

10.25+♢

Separation Agreement, by and between the registrant and Tracy Zimmermann, dated January 28, 2024 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed May 13, 2024).

10.26+♢

Consulting Agreement, by and between the registrant and Doug Kerr, dated February 1, 2024 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, File No. 001-39319, filed May 13, 2024).

10.27

Sales Agreement, dated as of August 7, 2024, by and between the registrant and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.2 to the registrant’s Registration Statement on Form S-3, File No. 333-281335, filed August 7, 2024).

10.28*+	Offer letter, dated December 8, 2017, by and between the registrant and Kevin Conway, as amended.
10.29*+♢	Separation Agreement, by and between the registrant and Matt Norkunas, dated January 13, 2025.
10.30*+♢	Separation Agreement, by and between the registrant and Matt Stanton, dated January 14, 2025.
10.31*+♢	Consulting Agreement, by and between the registrant and Matt Stanton, dated January 14, 2025 (included in Exhibit 10.30).
19.1	Insider Trading Policy of the registrant (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K, File No. 001-39319, filed March 6, 2024).

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy of the registrant (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K, File No. 001-39319, filed March 6, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

None.

Generation Bio Co.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Generation Bio Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Bio Co. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition Under the Proportional Performance Model
Description of the Matter

As discussed in Notes 2 and 4 in the consolidated financial statements, the Company recognized revenue of $19.9 million under its collaboration and license agreement for the year ended December 31, 2024, and recorded total deferred revenue of $39.7 million as of December 31, 2024. The Company recognizes revenue for the combined ctLNP technology license and related research services performance obligation using the proportional performance method which requires the Company to estimate total expected costs to be incurred in performing the research services.

Auditing the Company's collaboration revenue recognized under the proportional performance method was complex and required an evaluation of subjective management judgment primarily in estimating the total expected costs under the input method.  In addition, changes in estimates of the total expected costs can have a material effect on the amount of collaboration revenue recognized under the proportional performance method.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, testing the Company’s proportional performance calculation, including testing the completeness and accuracy of the underlying data used to determine the actual costs incurred and the total expected costs to be incurred in performing the research services for the combined performance obligation. We tested a sample of actual costs incurred to employee timesheets or third-party invoices. We also inspected the minutes of joint steering committee meetings and performed inquiries of research and development personnel to assess the reasonableness of management’s estimates. In addition, we performed a retrospective review to assess the Company’s historical estimates of the total expected costs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

March 13, 2025

Generation Bio Co.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$76,301	$66,446
Marketable securities	108,922	197,918
Collaboration receivable	1,224	—
Tenant receivable	—	3,960
Prepaid expenses and other current assets	6,456	4,294
Total current assets	192,903	272,618
Property and equipment, net	15,293	25,799
Operating lease right-of-use assets	20,310	69,852
Restricted cash	2,152	5,791
Other long-term assets	539	698
Total assets	$231,197	$374,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,408	$2,346
Accrued expenses and other current liabilities	10,059	16,529
Deferred revenue	10,582	12,919
Operating lease liability	13,006	8,120
Total current liabilities	35,055	39,914
Deferred revenue, net of current portion	29,161	41,942
Operating lease liability, net of current portion	80,554	89,774
Other liabilities, net of current portion	223	—
Total liabilities	144,993	171,630
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2024 and December 31, 2023; 66,971,977 and 66,205,550 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	789,083	774,224
Accumulated other comprehensive income	159	274
Accumulated deficit	(703,045)	(571,377)
Total stockholders’ equity	86,204	203,128
Total liabilities and stockholders’ equity	$231,197	$374,758

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Collaboration revenue	$19,892	$5,904	$—
Operating expenses:
Research and development	61,305	93,617	96,718
General and administrative	37,780	50,850	44,464
Loss on lease termination	63,197	—	—
Total operating expenses	162,282	144,467	141,182
Loss from operations	(142,390)	(138,563)	(141,182)
Other income:
Other income and interest income, net	10,722	11,951	4,543
Net loss	$(131,668)	$(126,612)	$(136,639)
Net loss per share, basic and diluted	$(1.98)	$(1.96)	$(2.35)
Weighted average common shares outstanding, basic and diluted	66,624,249	64,483,520	58,114,893

Comprehensive loss:
Net loss	$(131,668)	$(126,612)	$(136,639)
Other comprehensive (loss) income:
Unrealized gains (losses) on marketable securities	(115)	357	(83)
Comprehensive loss	$(131,783)	$(126,255)	$(136,722)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	56,969,618	$6	$689,866	$—	$(308,126)	$381,746
Issuance of common stock from public ATM offering, net of commissions and offering costs of $404	1,795,524	—	12,338	—	—	12,338
Issuance of common stock upon exercise of stock options	150,699	—	628	—	—	628
Vesting of restricted common stock	446,141	—	(581)	—	—	(581)
Issuance of common stock under ESPP	143,455	—	632	—	—	632
Stock-based compensation expense	—	—	24,452	—	—	24,452
Unrealized losses on marketable securities	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(136,639)	(136,639)
Balances at December 31, 2022	59,505,437	$6	$727,335	$(83)	$(444,765)	$282,493
Sale of common stock in connection with the Moderna Share Purchase Agreement	5,859,375	1	22,567	—	—	22,568
Vesting of restricted common stock	605,524	—	(565)	—	—	(565)
Issuance of common stock under ESPP	235,214	—	546	—	—	546
Stock-based compensation expense	—	—	24,341	—	—	24,341
Unrealized gains on marketable securities	—	—	—	357	—	357
Net loss	—	—	—	—	(126,612)	(126,612)
Balances at December 31, 2023	66,205,550	$7	$774,224	$274	$(571,377)	$203,128
Issuance of common stock upon exercise of stock options	22,517	—	31	—	—	31
Vesting of restricted common stock	411,837	—	(186)	—	—	(186)
Issuance of common stock under ESPP	332,073	—	405	—	—	405
Stock-based compensation expense	—	—	14,609	—	—	14,609
Unrealized losses on marketable securities	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(131,668)	(131,668)
Balances at December 31, 2024	66,971,977	$7	$789,083	$159	$(703,045)	$86,204

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(131,668)	$(126,612)	$(136,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on lease termination	62,685	—	—
Stock-based compensation expense	14,609	24,341	24,452
Depreciation and amortization expense	4,931	5,263	5,130
Amortization (accretion) of premium (discount) on marketable securities, net	(7,853)	(9,340)	(2,289)
Loss on impairment of property and equipment	259	39	5,811
Other	(97)	27	41
Changes in operating assets and liabilities:
Collaboration receivable	(1,224)	—	—
Tenant receivable	—	(3,565)	(395)
Prepaid expenses and other current assets	(1,565)	3,156	(3,489)
Operating lease right-of-use assets	3,710	(10,644)	5,935
Other noncurrent assets	(273)	1,433	(1,295)
Accounts payable	(386)	1,087	(1,386)
Accrued expenses and other current liabilities	(7,958)	4,287	795
Deferred revenue	(15,118)	41,596	—
Operating lease liability	(8,615)	16,187	881
Net cash used in operating activities	(88,563)	(52,745)	(102,448)
Cash flows from investing activities:
Purchases of property and equipment	(2,401)	(7,397)	(8,801)
Proceeds from sale of property and equipment	196	—	—
Purchases of marketable securities	(135,266)	(405,301)	(323,714)
Maturities of marketable securities	232,000	403,000	140,000
Net cash provided by (used in) investing activities	94,529	(9,698)	(192,515)
Cash flows from financing activities:
Payment of share issuance costs	—	(164)	(50)
Proceeds from sale of common stock in connection with the Moderna Share Purchase Agreement	—	36,000	—
Proceeds from exercise of stock options and ESPP, net	436	546	1,260
Tax withholding payments related to net share settlements of restricted stock units	(186)	(565)	(581)
Net cash provided by financing activities	250	35,817	12,989
Net increase (decrease) in cash, cash equivalents and restricted cash	6,216	(26,626)	(281,974)
Cash, cash equivalents and restricted cash at beginning of period	72,237	98,863	380,837
Cash, cash equivalents and restricted cash at end of period	$78,453	$72,237	$98,863
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$178	$1,461	$24
Unrealized gains (losses) on marketable securities	$(115)	$356	$(83)

The accompanying notes are an integral part of these consolidated financial statements.

Generation Bio Co.

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Generation Bio Co., or Generation Bio, was incorporated on October 21, 2016 as Torus Therapeutics, Inc. and subsequently changed its name to Generation Bio Co. Generation Bio Co. and its consolidated subsidiary, or the company, we, our or us, are working to change what’s possible for people living with T cell-driven autoimmune diseases. Our strategy is to discover, develop, and commercialize redosable therapeutics that reprogram T cells in vivo to reduce or eliminate the production and persistence of autoreactive T cells, which erroneously recognize and attack the body’s own tissues, causing autoimmune disease. We are leveraging our cell-targeted lipid nanoparticle, or ctLNP, to selectively deliver small interfering RNA, or siRNA, to T cells, and we believe that the combination of selective delivery and an intracellular, genetically precise mechanism of target engagement unlocks a series of high-value historically undruggable disease-driving genes in autoimmunity. We are headquartered in Cambridge, Massachusetts.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock, sales of convertible preferred stock, and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with ModernaTX, Inc., or Moderna. We have incurred recurring losses, including net losses of $131.7 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $703.0 million. We expect to continue to generate operating losses in the foreseeable future. As of the issuance date of these consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the measurement of proportional performance of the combined license and research services performance obligation of our collaboration agreement and to a lesser extent, our accrual of research and development expenses. We base our estimates on historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Restricted cash

Amounts included in restricted cash represent amounts pledged as collateral for a letter of credit required for security deposit on our leased facility. These amounts are classified as restricted cash on our consolidated balance sheets.

Marketable securities

Our marketable securities, which consisted of debt securities as of December 31, 2024 and 2023, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

We assess our available-for-sale debt securities under the available-for-sale debt security impairment model in Topic 326, Financial Instruments - Credit Losses, or ASC 326, as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on our available-for-sale debt securities is the result of a credit loss. We also evaluate our available-for-sale securities for impairment using a variety of factors including our intent to sell the underlying securities prior to maturity and whether it is more likely than not that we would be required to sell the securities before the recovery of their amortized basis. We record credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense, which is limited to the difference between the fair value and the amortized cost of the security. During the years ended December 31, 2024 and 2023, we did not recognize any impairment or realized gains or losses on sales of available-for-sale securities, and we did not record an allowance for, or recognize, any expected credit losses.

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

Impairment of long-lived assets

Long-lived assets consist of property and equipment. We evaluate the recoverability of our long-lived assets when circumstances indicate that an event of impairment may have occurred. We recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets and the fair value of such assets. We recorded $0.3 million, less than $0.1 million and $5.8 million in impairment losses on long-lived assets during the years ended December 31, 2024, 2023 and 2022, respectively.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024, 2023 and 2022, our only element of other comprehensive loss was unrealized gains (losses) on available-for-sale debt securities.

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

We account for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued no amounts for interest and penalties on our consolidated balance sheets at December 31, 2024 and 2023.

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

Under ASC 606, we recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for contracts determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer.

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

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations that consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We measure progress using an input method based on costs incurred relative to the total estimated costs to determine the proportion of effort incurred as a percentage of total effort we expect to expend to complete the combined performance obligation. We use significant judgment in determining the level of effort and related total estimated costs we expect to incur to complete the research services. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For performance obligations satisfied as of a point in time, the allocated consideration is deferred until the goods and services are transferred, or, in the case of options to deliver additional goods and services, the option is exercised or expires.

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

We recognized a $2.3 million ERC upon completion of an analysis providing reasonable assurance that we met the conditions set forth in the CARES Act and it was reasonably assured that we will receive the ERC. We recorded the ERC in prepaid expenses and other current assets on our consolidated balance sheet as of December 31, 2024 related to labor costs recognized during 2020 and 2021. The ERC was recorded in research and development expenses and general and administrative expenses proportionately in the manner in which the qualified wages and related costs were classified. We have filed for refunds of the ERC and as of the date of this Annual Report on Form 10-K, we have not received any refunds.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued its final standard to improve reportable segment disclosures. This standard, issued as ASU 2023-07, amends Topic 280 by enhancing segment reporting by requiring more detailed expense information for each reportable segment. Under the guidance, public entities are required to disclose (1) significant segment expense categories and amounts as those regularly provided to the CODM for each reportable segment and how the CODM uses the reported measures of a segment’s profit or loss to assess segment performance and decide how to allocate resources; (2) the amount and composition of other segment items included in reported segment profit or loss, and (3) the CODM’s position and title. Additionally, multiple measures of a segment’s profit or loss may be reported, under certain conditions, and single reportable segment entities must apply Topic 280 in its entirety.

The update became effective for annual periods beginning after December 15, 2023. The Company adopted the ASU as of and for the period ended December 31, 2024. Please refer to Note 16, Reportable Segments, for additional information on our segment reporting.

Recently issued accounting pronouncements

In December 2023, the FASB issued its final standard to improve income tax disclosures. This standard, issued as ASU 2023-09, requires public business entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact the guidance will have our consolidated financial statements.

In November 2024, the FASB issued its final standard on expense disaggregation disclosures. This standard, issued as ASU 2024-03, requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. This update is effective for annual periods beginning after December 15, 2026. We are currently evaluating the impact the guidance will have our consolidated financial statements.

3. Marketable securities and Fair Value Measurements

The following tables present our marketable securities by security type as of December 31, 2024 and 2023:

As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$108,763	$159	$—	$108,922

As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. treasury securities	$197,644	$274	$—	$197,918

Our marketable securities, as of December 31, 2024 and 2023, consisted of investments that matured within one year.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at December 31, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$46,802	$—	$—	$46,802
Marketable securities:
U.S. treasury securities	—	108,922	—	108,922
Totals	$46,802	$108,922	$—	$155,724

	Fair Value Measurements at December 31, 2023 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$38,210	$—	$—	$38,210
Marketable securities:
U.S. treasury securities	—	197,918	—	197,918
Totals	$38,210	$197,918	$—	$236,128

4. Collaboration and License Agreement

Moderna Collaboration and License Agreement

In March 2023, we entered into a Collaboration and License Agreement, or the Collaboration Agreement, with Moderna to collaborate on developing treatments for certain diseases by targeting delivery of nucleic acids to liver cells and certain cells outside of the liver.

Under the Collaboration Agreement, the parties agreed to collaborate on preclinical research programs relating to lipid nanoparticle, or LNP, delivery systems and nucleic acid payloads, with each party obtaining certain rights to intellectual property used in and arising out of such research programs. Each party is solely responsible for its own clinical development and commercialization of products under the Collaboration Agreement. Moderna reimburses us for the internal and external costs incurred by us in conducting the research programs, to the extent consistent with such research plans and budgets.

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

In addition, in connection with the execution of the Collaboration Agreement, we entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Moderna, pursuant to which we issued and sold 5,859,375 shares of our common stock to Moderna, at a price of $6.14 per share, for an aggregate purchase price of $36.0 million, which closed concurrently with the execution of the Collaboration Agreement, and resulted in Moderna becoming a related party. Under the Share Purchase Agreement, Moderna has the right, subject to certain terms and conditions, to purchase up to 3.06% of the outstanding shares of our common stock (on a post-closing basis) in connection with a future equity financing of at least $25.0 million by us.

Moderna Agreement Assessment

We assessed the promised goods and services under the Collaboration Agreement, in accordance with ASC 606. At inception, the Collaboration Agreement included one combined performance obligation, which includes the license to the ctLNP technology to target indications outside of the liver and the related research services to develop such technology, as the two items are not distinct in context of the contract. The Collaboration Agreement also provides Moderna with options to receive additional research services and options to receive exclusive licenses. The options to receive exclusive licenses allow Moderna to develop and commercialize product candidates that utilize our ctLNP and closed-ended DNA, or ceDNA, technology for targets within the liver, as well as utilizing the ctLNP technology to be developed as part of the

Collaboration Agreement and our ceDNA technology for targets outside the liver. These options are considered to be priced at a discount to its standalone selling price and therefore are considered to be material rights.

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

On a quarterly basis, we measure proportional performance of the combined performance obligation over time using an input method based on cost incurred relative to the total estimated costs by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is then applied to the transaction price allocated to the combined performance obligation and each of the options to receive licenses. Any changes to these estimates are recognized in the period in which they change as a cumulative catch up. All allocated consideration for the material rights is deferred until such time that Moderna exercises its options or the right to exercise the options expires.

The following table provides a summary of the transaction price allocated to each unit of account, in addition to revenue activity during the period:

	Transaction Price Allocated	Revenue Recognized During		Deferred Revenue
Performance Obligations	As of December 31,	Year Ended December 31,		As of December 31,
(in thousands)	2024	2024	2023	2024	2023
ctLNP technology and research license	$39,348	$19,892	$5,904	$10,582	$27,310
First liver program commercialization option license	5,246	—	—	4,687	4,429
Second liver program commercialization option license	5,246	—	—	4,687	4,429
First non-liver program commercialization option license	8,769	—	—	7,834	7,402
Second non-liver program commercialization option license	8,769	—	—	7,834	7,402
Third liver or non-liver program commercialization option license	4,609	—	—	4,119	3,889
Total	$71,987	$19,892	$5,904	$39,743	$54,861

The following table presents the balance of our collaboration receivable and contract liabilities related to the Collaboration Agreement:

(in thousands)	Balance at December 31, 2023	Additions	Deductions	Balance at December 31, 2024
Collaboration receivable	$—	$4,774	$(3,550)	$1,224
Contract liabilities:
Deferred revenue	54,861	4,774	(19,892)	39,743

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2024	2023
Prepaid research and development expenses	$1,643	$2,050
Prepaid insurance	987	680
Prepaid facilities-related expenses	724	953
Prepaid employee compensation and benefits	183	133
Interest income receivable	335	188
Assets held for sale	163	—
Employee retention credit	2,261	—
Other	160	290
Total	$6,456	$4,294

As of both December 31, 2024 and 2023, there was $0.1 million of prepaid research and development expenses included in other long-term assets on our consolidated balance sheet.

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Laboratory equipment	$14,350	$14,859
Computer equipment and software	1,460	1,447
Furniture and fixtures	1,293	1,293
Leasehold improvements	20,909	20,865
Construction in progress	192	7,030
	38,204	45,494
Less: Accumulated depreciation and amortization	(22,911)	(19,695)
Total	$15,293	$25,799

Depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 was $4.9 million, $5.3 million, and $5.1 million, respectively.

During the year ended December 31, 2024, in connection with the termination of the lease agreement for a manufacturing facility in Waltham, Massachusetts, or the Seyon Lease, we recorded a non-cash charge of $6.2 million in an impairment of construction in progress. For additional information, refer to Note 7 Leases.

7. Leases

We lease our office and laboratory space under a noncancelable operating lease that expires in 2029, or the Office and Lab Lease. We have an option to extend the Office and Lab Lease term for one additional term of five years at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability on the consolidated balance sheet as of December 31, 2024. We posted a letter of credit in the amount of approximately $2.1 million as a security deposit. The letter of credit is subject to increase if we were to sublease any portion of the leased premises. The Office and Lab Lease does not include any restrictions or covenants that had to be accounted for under the lease guidance.

Future lease payments for the Office and Lab Lease as of December 31, 2024 and a reconciliation to the carrying amount of the operating lease liability presented in the consolidated balance sheet as of December 31, 2024 are as follows:

Year Ended December 31,	(in thousands)
2025	$7,838
2026	8,059
2027	8,275
2028	8,535
2029	2,834
Total undiscounted payments due under operating leases	35,541
Less imputed interest	(5,116)
Total	$30,425

Current operating lease liability	$5,864
Non-current operating lease liability	24,561
Total	$30,425

The following table presents our costs included in operating expenses related to our noncancelable operating leases:

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$5,868	$12,585
Variable lease cost	2,491	2,951
Total	$8,359	$15,536

Net cash paid for the amounts included in the measurement of the operating lease liability on the consolidated balance sheet and operating activities in our consolidated statement of cash flows was $7.6 million and $13.4 million for the years ended December 31, 2024 and 2023, respectively. The weighted-average remaining lease term and weighted-average incremental borrowing rate for all leases as of December 31, 2024 was approximately 4 years and 7.1%, respectively, and as of December 31, 2023 was approximately 11 years and 7.5%, respectively.

In July 2021, we entered into the Seyon Lease. The Seyon Lease commenced in December 2021, when we were granted access to the facility and monthly rent payments began in September 2022, and the total rent payment was expected to be approximately $104.3 million for the 12-year lease term. We had an option to extend the Seyon Lease term for two additional terms of five years each at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability. In connection with the Seyon Lease, we provided a security deposit of $3.6 million in the form of a letter of credit. We paid an initial monthly base rent of approximately $0.4 million that increased annually, up to a monthly base rent of $0.6 million. We were obligated to pay operating costs, taxes and utilities applicable to the facility. We were responsible for costs of constructing interior improvements within the facility that exceed a construction allowance of $26.0 million provided by Waltham CenterPoint I Investment group, LLC, or the Landlord. On January 31, 2024, we notified the Landlord of termination of the Seyon Lease due to the Landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the Landlord, effective January 31, 2024. On February 20, 2024, the Landlord served us with a complaint, filed in Massachusetts Superior Court, or the Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. As of December 31, 2024, the Landlord had collected $3.6 million from our security deposit in lieu of monthly payments and has fully utilized such deposit. After the Court’s preliminary injunction ruling, in January 2025, we paid an additional $5.6 million for monthly payments due through January 2025. For additional information, refer to Note 12 Commitments and Contingencies.

In connection with the termination of the Seyon Lease, during the year ended December 31, 2024, we recorded a material impairment loss of non-cash charges of $45.8 million in an impairment of the Seyon Lease right-of-use asset, $6.2 million in an impairment of construction in progress, and the write-off of $3.9 million in tenant improvement allowance receivable from the Landlord. In addition, during the year ended December 31, 2024, we recognized $7.3 million in accretion and other related expenses, which resulted in a $63.2 million loss on termination of lease in our consolidated statement of operations and comprehensive loss. Accretion and other lease related expenses related to the Seyon Lease will continue to be recognized in loss on lease termination on our consolidated statement of operations and comprehensive loss. As of December 31, 2024, as we have not met the criteria to extinguish the lease liability pursuant to ASC 405 Liabilities, and we had $7.1 million in operating lease liability and $56.0 million in operating lease liability, net of current portion, respectively, related to the Seyon Lease on our consolidated balance sheet.

Additionally, in accordance with ASC 450 Contingencies, we have assessed the probability of realizing a material loss contingency for the potential losses, including obligations to pay any future variable lease costs, under the Seyon Lease. Based on this assessment, we have determined that it is not probable that we will be obligated to pay any such material amounts.

8. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Accrued employee compensation and benefits	$5,975	$13,208
Accrued external research and development expenses	720	1,169
Accrued professional fees	597	908
Property and equipment	109	838
Other	2,658	406
Total	$10,059	$16,529

Accrued employee compensation and benefits as of December 31, 2024 includes salary continuation and severance costs of $0.4 million related to our strategic reorganization announced in January 2025. For additional information, refer to Note 15, Reduction in Force.

9. Equity

As of December 31, 2024, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In August 2024, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $237.0 million. Upon our entry into this sales agreement, we terminated our prior at-the-market program pursuant to a prior sales agreement that we entered into in August 2021. At the time of termination, approximately $237.3 million out of an aggregate of $250.0 million remained unsold under the prior sales agreement. As of the issuance date of these consolidated financial statements, we have not issued and sold any shares of our common stock pursuant to the August 2024 sales agreement.

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

In May 2020 our board of directors adopted, and in June 2020 our stockholders approved, the 2020 Stock Incentive Plan, or the 2020 Plan, and, together with the 2017 Plan, the Plans, which became effective on June 11, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2020 Plan is the sum of (1) 2,547,698 shares; plus (2) the number of shares (up to a maximum of 7,173,014 shares) as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan on June 11, 2020 and (y) the number of shares of common stock subject to outstanding awards granted under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on such date, and (ii) an amount determined by the board of directors. In January 2023, 2024 and 2025, the number of shares of common stock authorized for issuance under the 2020 Plan was increased from 14,433,745 shares to 16,813,962 shares, from 16,813,962 shares to 19,462,688 shares, and from 19,462,688 shares to 22,141,904 shares, respectively. Upon the effectiveness of the 2020 Plan, we ceased granting additional awards under the 2017 Plan.

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

As of December 31, 2024, 786,981 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.02%	3.88%	2.08%
Expected volatility	108.9%	102.3%	91.2%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0

The following table summarizes our stock option activity since December 31, 2023:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	10,926,798	$10.56	6.21	$404
Granted	3,753,764	2.22
Exercised	(22,517)	1.39
Forfeited	(1,434,432)	9.05
Outstanding as of December 31, 2024	13,223,613	$8.37	5.72	$10
Vested and expected to vest as of December 31, 2024	13,223,613	$8.37	5.72	$10
Options exercisable as of December 31, 2024	7,552,918	$12.28	4.33	$8

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had strike prices lower than the fair value of our common stock.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $1.86, $2.54, and $4.76 per share, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2022 was less than $0.1 million and $0.5 million, respectively. There were no stock option exercises in the year ended December 31, 2023.

Restricted common stock

The following table summarizes our restricted common stock units activity since December 31, 2023:

		Weighted Average
	Shares	Grant Date Fair Value
Unvested restricted common stock units as of December 31, 2023	1,020,451	$4.90
Issued	—	—
Vested	(496,782)	5.27
Forfeited	(202,410)	4.45
Unvested restricted common stock units as of December 31, 2024	321,259	$4.60

The total fair value of restricted common stock units vested during the years ended December 31, 2024, 2023, and 2022 was approximately $1.1 million, $3.3 million, and $3.5 million, respectively.

There were no restricted common stock awards vested during the years ended December 31, 2024 and 2023. The total fair value of restricted common stock awards vested during the year ended December 31, 2022 was approximately $0.1 million. There are currently no outstanding unvested restricted common stock awards.

Employee stock purchase plan

In May 2020 our board of directors adopted, and in June 2020 our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The 2020 ESPP provides participating employees with the opportunity to purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of our common stock at the beginning or end of the offering period. During the year ended December 31, 2024, we issued 332,073 shares of common stock under the 2020 ESPP and 2,028,725 shares remained available for issuance as of December 31, 2024.

The number of shares of common stock authorized for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2023, 2024, and 2025, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 1,520,738 shares to 2,115,792 shares, from 2,115,792 shares to 2,777,974 shares, and from 2,777,974 shares to 3,447,778 shares, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of shares of common stock granted under the 2020 ESPP:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	5.31%	5.18%	1.43%
Expected volatility	124.5%	95.1%	93.5%
Expected dividend yield	—	—	—
Expected term (in years)	0.5	0.5	0.5

Stock-Based Compensation

We recorded stock-based compensation expense in the following expense categories of our consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Research and development expenses	$5,728	$11,496	$12,405
General and administrative expenses	8,881	12,845	12,047
Total	$14,609	$24,341	$24,452

The following table summarizes our unrecognized stock-based compensation expense by type of awards and the weighted-average period over which that expense is expected to be recognized:

	Unrecognized Expense	Weight-average Recognition Period
	(in thousands)	(in years)
Type of award:
Time-based stock options	10,287	1.89
Restricted stock units	1,308	1.96

11. Income Taxes

For the years ended December 31, 2024, 2023 and 2022, we recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to the uncertainty of realizing a benefit from those items. All of our operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.5)	(6.4)	(6.1)
Federal and state research and development tax credits	(1.9)	(4.3)	(2.3)
Stock-based compensation expense	—	1.9	0.9
Change in deferred tax asset valuation allowance	29.4	29.8	28.5
Effective income tax rate	—%	—%	—%

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$105,051	$96,939
Research and development tax credit carryforwards	23,281	20,836
Operating lease liability	25,560	26,745
Capitalized research and development costs	41,167	36,345
Deferred revenue	10,858	3,341
Other	16,115	13,332
Total deferred tax assets	222,032	197,538
Deferred tax liabilities:
Operating lease right-of-use assets	(5,549)	(19,084)
Property and equipment	(2,167)	(2,912)
Total deferred tax liabilities	(7,716)	(21,996)
Valuation allowance	(214,316)	(175,542)
Net deferred tax assets	$—	$—

As of December 31, 2024, we had federal net operating loss carryforwards of $380.7 million, which may be available to offset future taxable income, of which $8.2 million of the total net operating loss carryforwards expire at various dates beginning in 2036, while the remaining $372.5 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2024, we had state net operating loss carryforwards of $397.2 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. In addition, as of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $16.3 million and $8.8 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2033, respectively.

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

We have evaluated the positive and negative evidence bearing upon our ability to realize the deferred tax assets, which consist primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered our history of cumulative net losses incurred since inception, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that we will not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. We reevaluate the positive and negative evidence at each reporting period.

The changes in the valuation allowance for deferred tax assets during the year ended December 31, 2024 and 2023 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards. The changes in the valuation allowance for 2024 and 2023 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Valuation allowance as of beginning of year	$175,542	$137,858
Increases recorded to income tax provision	38,774	37,684
Valuation allowance as of end of year	$214,316	$175,542

We assess the uncertainty in our income tax positions to determine whether a tax position of ours is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No reserve for uncertain tax positions or related interest and penalties have been recorded at December 31, 2024 and 2023.

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

Section 174 of the Tax Cuts and Jobs Act of 2017, or the Tax Act, requires taxpayers to capitalize and amortize research and development costs for the tax years beginning after December 31, 2021. For the year ended December 31, 2024, the capitalization and amortization of research and development costs resulted in a $17.6 million reduction of federal and state net operating loss carryforwards. In accordance with Section 174 of the Tax Act, we will amortize research and development costs for tax purposes over 5 years for costs of research and development performed in the U.S. and over 15 years for costs of research and development performed outside the U.S.

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. On February 20, 2024, the Landlord served us with a complaint, filed in the Court with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against the Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, the Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by the Landlord. On January 21, 2025, the Court granted the Landlord’s motion for preliminary injunction and ordered us to pay, until further notice, monthly amounts equal to the rent and other charges that would have been due to the Landlord under the Seyon Lease had it not been terminated. On February 14, 2025, we filed a notice of appeal of the Court’s preliminary injunction ruling. We are continuing to make monthly payments under the Seyon Lease during the pendency of the appeal. We will continue to vigorously defend the action and prosecute our counterclaims against the Landlord with respect to this matter. As a result, we may continue to incur costs and expenses relating to this facility, and we may remain responsible for payments under the Seyon Lease, which may have a material adverse effect on our business, results of operations or financial condition.

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

	December 31,
	2024	2023	2022
Unvested restricted stock units	321,259	1,020,451	959,521
Stock options to purchase common stock	13,223,613	10,926,798	8,827,322
Total	13,544,872	11,947,249	9,786,843

14. Related Parties

In March 2023, we entered into the Collaboration Agreement with Moderna. In connection with the Share Purchase Agreement, we issued and sold 5,859,375 shares of our common stock to Moderna, which resulted in Moderna becoming the beneficial owner of 8.9% of our outstanding common stock and a related party.

15. Reduction in Force

In November 2023, following a review of strategic priorities and a determination by our management and board of directors to implement a strategic reorganization, to invest in our ctLNP delivery platform to develop wholly-owned programs for extrahepatic cell types and to develop our iqDNA platform for our lead program in hemophilia A and other programs, we announced a reduction in our workforce of approximately 40%, or the November 2023 RIF, and implemented reductions in operational expenditures including Good Manufacturing Practice readiness and manufacturing expenses. We completed the November 2023 RIF during the second quarter of 2024. In January 2025, our management and board of directors approved an additional reduction in force, or the January 2025 RIF, to support our new focus on applying our ctLNP delivery technology to develop siRNA therapeutics to silence disease-driving targets in T cells.

In connection with the November 2023 RIF and January 2025 RIF, affected employees were and are eligible to receive one-time severance benefits, including cash severance, temporary healthcare coverage, to the extent they are eligible for and elect such coverage, and transition support services, subject to each such employee entering into an effective separation agreement, which will include a general release of claims against us. We are also offering, and in connection with the November 2023 RIF, we offered, a retention bonus to certain affected employees if such employees remain in continuous employment with us through their respective separation dates and execute a general release of claims against us.

Below is a summary of accrued restructuring costs recorded and included in accrued expenses and other current liabilities during the years ended December 31, 2024 and 2023:

(in thousands)	Severance and Benefits Costs	Stock-Based Compensation	Total
Restructuring expenses	$6,513	$512	$7,025
Cash payments	(1,222)	—	(1,222)
Non-cash expenses	—	(512)	(512)
Balance at December 31, 2023	5,291	—	5,291
Restructuring expenses	826	29	855
Cash payments	(5,270)	—	(5,270)
Non-cash expenses	—	(29)	(29)
Adjustments	(401)	—	(401)
Balance at December 31, 2024	$446	$—	$446

In the year ended December 31, 2024, we recorded $0.9 million of restructuring expenses in our consolidated statements of operation and comprehensive loss, of which $0.3 million was classified as research and development expenses and $0.6 million was classified as general and administrative expenses. In the year ended December 31, 2023, we recorded $7.0 million of restructuring expenses in our consolidated statements of operation and comprehensive loss, of which $5.1 million was classified as research and development expenses and $1.9 million was classified as general and administrative expenses. We anticipate that we will recognize an additional $0.7 million of restructuring expense in the year ended December 31, 2025 in connection with the January 2025 RIF. We did not recognize any restructuring expense in the year ended December 31, 2022.

16. Reportable Segments

Our Chief Executive Officer is our chief operating decision maker, or CODM and we operate as one reportable segment related to the research and development of therapeutics that can deliver siRNA, leveraging our ctLNP delivery system, to T cells. The measure of segment profit or loss is the Company’s consolidated net loss.

Resource allocation decisions are based on the best use of our resources to advance our ctLNP delivery system with the goal of selecting and advancing a drug candidate into clinical development. These decisions are informed by our cash resources, reflected in the balance of cash, cash equivalents and marketable securities on our consolidated balance sheet, forecasted financial results, the actual results included in our consolidated balance sheets, consolidated statement of operations and comprehensive loss, and significant segment expenses included in the table below.

Significant segment revenues and expenses include the following:

	Year ended December 31,
(in thousands)	2024	2023	2022
Revenue:
Collaboration revenue	$19,892	$5,904	$—

Operating expenses:
Personnel-related	31,569	50,910	45,158
Preclinical and manufacturing	13,645	21,574	16,511
Facilities-related	19,985	27,224	32,869
Stock-based compensation	14,609	24,341	24,452
Lab supplies	3,804	3,830	4,234
Consulting and professional services	10,648	10,719	11,966
Loss on lease termination	63,197	—	—
Other (1)	4,825	5,869	5,992
Total operating expenses	162,282	144,467	141,182
Loss from operations	(142,390)	(138,563)	(141,182)
Other income:
Other income and interest income, net	10,722	11,951	4,543
Net loss	$(131,668)	$(126,612)	$(136,639)
(1)	Other segment items include depreciation, amortization, license fees and other costs. Depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 was $4.9 million, $5.3 million, and $5.1 million, respectively and are included in facilities-related and other segment operating expenses.

All collaboration revenue recognized to date which has been entirely in connection to our License and Collaboration Agreement with Moderna and long-lived assets are attributable solely to our operations in the United States.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: March 13, 2025	By:	/s/ Kevin Conway
Kevin Conway
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoff McDonough	President, Chief Executive Officer and Director	March 13, 2025
Geoff McDonough, M.D.	(Principal Executive Officer)

/s/ Kevin Conway	Chief Financial Officer	March 13, 2025
Kevin Conway	(Principal Financial and Accounting Officer)

/s/ Dannielle Appelhans	Director	March 13, 2025
Dannielle Appelhans

/s/ Gustav Christensen	Director	March 13, 2025
Gustav Christensen

/s/ Ron H.W. Cooper	Director	March 13, 2025
Ron H.W. Cooper

/s/ Jeffrey Jonas	Director	March 13, 2025
Jeffrey Jonas, M.D.

/s/ Donald Nicholson	Director	March 13, 2025
Donald Nicholson, Ph.D.

/s/ Anthony Quinn	Director	March 13, 2025
Anthony Quinn, M.B. Ch.B., Ph.D.

/s/ Jason Rhodes	Director	March 13, 2025
Jason Rhodes

/s/ Charles Rowland	Director	March 13, 2025
Charles Rowland

/s/ Catherine Stehman-Breen	Director	March 13, 2025
Catherine Stehman-Breen, M.D.