Form 10-Q
period 2025-03-31
Generation Bio Co.
filed 2025-05-07
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025 there were 67,035,236 shares of Common Stock, $0.0001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and stockholders should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in the “Risk Factors” section in this Quarterly Report and our most recent Annual Report on Form 10-K, or our 2024 Annual Report, filed with the Securities and Exchange Commission, or SEC, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$50,891	$76,301
Marketable securities	106,668	108,922
Collaboration receivable	1,392	1,224
Prepaid expenses and other current assets	6,168	6,456
Total current assets	165,119	192,903
Property and equipment, net	14,432	15,293
Operating lease right-of-use assets	19,375	20,310
Restricted cash	2,152	2,152
Other long-term assets	270	539
Total assets	$201,348	$231,197
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,262	$1,408
Accrued expenses and other current liabilities	5,765	10,059
Deferred revenue	2,107	10,582
Operating lease liabilities	9,463	13,006
Total current liabilities	19,597	35,055
Deferred revenue, net of current portion	30,305	29,161
Operating lease liabilities, net of current portion	78,114	80,554
Other liabilities, net of current portion	—	223
Total liabilities	128,016	144,993
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 67,008,511 and 66,971,977 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	791,087	789,083
Accumulated other comprehensive income	85	159
Accumulated deficit	(717,847)	(703,045)
Total stockholders’ equity	73,332	86,204
Total liabilities and stockholders’ equity	$201,348	$231,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Collaboration revenue	$8,723	$4,059
Operating expenses:
Research and development	15,357	14,335
General and administrative	8,834	10,428
Loss on lease termination	1,138	56,930
Total operating expenses	25,329	81,693
Loss from operations	(16,606)	(77,634)
Other income:
Other income and interest income, net	1,804	3,093
Net loss	$(14,802)	$(74,541)
Net loss per share, basic and diluted	$(0.22)	$(1.12)
Weighted average common shares outstanding, basic and diluted	67,002,511	66,433,640

Comprehensive loss:
Net loss	$(14,802)	$(74,541)
Other comprehensive loss:
Unrealized losses on marketable securities	(74)	(471)
Comprehensive loss	$(14,876)	$(75,012)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	66,971,977	$7	$789,083	$159	$(703,045)	$86,204
Vesting of restricted common stock	36,534	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	2,011	—	—	2,011
Unrealized losses on marketable securities	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(14,802)	(14,802)
Balances at March 31, 2025	67,008,511	$7	$791,087	$85	$(717,847)	$73,332

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	66,205,550	$7	$774,224	$274	$(571,377)	$203,128
Vesting of restricted common stock	273,550	—	(125)	—	—	(125)
Stock-based compensation expense	—	—	4,000	—	—	4,000
Unrealized losses on marketable securities	—	—	—	(471)	—	(471)
Net loss	—	—	—	—	(74,541)	(74,541)
Balances at March 31, 2024	66,479,100	$7	$778,099	$(197)	$(645,918)	$131,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,802)	$(74,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on lease termination	1,138	56,930
Stock-based compensation expense	2,011	4,000
Depreciation and amortization expense	1,136	1,312
Accretion of discount on marketable securities, net	(993)	(2,328)
Other	2	(7)
Changes in operating assets and liabilities:
Collaboration receivable	(168)	—
Prepaid expenses and other current assets	469	(878)
Operating lease right-of-use assets	935	1,050
Other noncurrent assets	269	13
Accounts payable	643	(242)
Accrued expenses and other current liabilities	(4,319)	(10,032)
Deferred revenue	(7,331)	(4,059)
Other noncurrent liabilities	(223)	—
Operating lease liabilities	(7,127)	(2,915)
Net cash used in operating activities	(28,360)	(31,697)
Cash flows from investing activities:
Purchases of property and equipment	(246)	(1,918)
Proceeds from sale of property and equipment	30	—
Purchases of marketable securities	(41,827)	(86,635)
Maturities of marketable securities	45,000	88,000
Net cash provided by (used in) investing activities	2,957	(553)
Cash flows from financing activities:
Tax withholding payments related to net share settlements of restricted stock units	(7)	(125)
Net cash used in financing activities	(7)	(125)
Net decrease in cash, cash equivalents and restricted cash	(25,410)	(32,375)
Cash, cash equivalents and restricted cash at beginning of period	78,453	72,237
Cash, cash equivalents and restricted cash at end of period	$53,043	$39,862
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$420	$—
Unrealized losses on marketable securities	$(74)	$(471)

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$50,891	$35,526
Restricted cash (included in current assets)	—	2,184
Restricted cash (included in non-current assets)	2,152	2,152
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$53,043	$39,862

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock, sales of convertible preferred stock, and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with ModernaTX, Inc., or Moderna. We have incurred recurring losses, including net losses of $14.8 million for the three months ended March 31, 2025 and $74.5 million for the three months ended March 31, 2024. As of March 31, 2025 we had an accumulated deficit of $717.8 million. We expect to continue to generate operating losses in the foreseeable future. As of the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC, or our 2024 Annual Report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024 have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or any other period.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2024 Annual Report.

Recently issued accounting pronouncements

In December 2023, the FASB issued its final standard to improve income tax disclosures. This standard, issued as ASU 2023-09, requires public business entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update is effective for us as of and for the year ended December 31, 2025. We are currently evaluating the impact the guidance will have on our consolidated financial statements.

In November 2024, the FASB issued its final standard on expense disaggregation disclosures. This standard, issued as ASU 2024-03, requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. This update is effective for annual periods beginning after December 15, 2026. We are currently evaluating the impact the guidance will have on our consolidated financial statements.

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

As of March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$106,583	$89	$(4)	$106,668

As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$108,763	$159	$—	$108,922

Our marketable securities as of March 31, 2025 consisted of investments that mature within one year.

We assess our available-for-sale securities under the available-for-sale security impairment model in ASC 326 Financial Instruments - Credit Losses, as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on our available-for-sale securities is the result of a credit loss. We also evaluate our available-for-sale securities for impairment using a variety of factors including our intent to sell the underlying securities prior to maturity and whether it is more likely than not that we would be required to sell the securities before the recovery of their amortized basis. During the three months ended March 31, 2025 and 2024, we did not recognize any impairment or realized gains or losses on sales of available-for-sale securities, and we did not record an allowance for, or recognize, any expected credit losses.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at March 31, 2025 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,616	$—	$—	$25,616
U.S. Treasury securities	—	14,959	—	14,959
Marketable securities:
U.S. Treasury securities	—	106,668	—	106,668
Totals	$25,616	$121,627	$—	$147,243

	Fair Value Measurements at December 31, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$46,802	$—	$—	$46,802
Marketable securities:
U.S. Treasury securities	—	108,922	—	108,922
Totals	$46,802	$108,922	$—	$155,724

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

Moderna Agreement Assessment

We assessed the promised goods and services under the Collaboration Agreement, in accordance with ASC 606 Revenue from Contracts with Customers, or ASC 606. At inception, the Collaboration Agreement included one combined performance obligation, which includes the license to the ctLNP technology to target indications outside of the liver and the related research services to develop such technology, as the two items are not distinct in context of the contract. The Collaboration Agreement also provides Moderna with options to receive additional research services and options to receive exclusive licenses. The options to receive exclusive licenses allow Moderna to develop and commercialize product candidates that utilize our ctLNP and closed-ended DNA, or ceDNA, technology for targets within the liver, as well as utilizing the ctLNP technology to be developed as part of the Collaboration Agreement and our ceDNA, technology for targets outside the liver. These options are considered to be priced at a discount to its standalone selling price and therefore are considered to be material rights.

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

During the three months ended March 31, 2025, we recorded additional revenue related to a change in estimate due to revisions in the research plan. The change in estimate resulted in a $3.5 million decrease in the allocated transaction price, a $5.3 million increase in collaboration revenue, a $5.3 million decrease in deferred revenue and a $0.08 decrease in net loss per share, basic and diluted, for the three months ended March 31, 2025.

The following table provides a summary of the transaction price allocated to each unit of account, in addition to revenue activity during the period:

	Transaction Price Allocated	Revenue Recognized During
	as of	Three Months Ended	Deferred Revenue as of
Performance Obligations (in thousands)	March 31, 2025	March 31, 2025	March 31, 2025
ctLNP technology and research license	$37,112	$8,629	$2,109
First liver program commercialization option license	4,948	—	4,871
Second liver program commercialization option license	4,948	—	4,871
First non-liver program commercialization option license	8,271	—	8,141
Second non-liver program commercialization option license	8,271	—	8,141
Third liver or non-liver program commercialization option license	4,347	—	4,279
Total	$67,897	$8,629	$32,412

The following table presents the balance of our collaboration receivable and contract liabilities related to the Collaboration Agreement:

	Balance at			Balance at
(in thousands)	December 31, 2024	Additions	Deductions	March 31, 2025
Collaboration receivable	$1,224	$1,298	$(1,224)	$1,298
Contract liabilities:
Deferred revenue	$39,743	$1,298	$(8,629)	$32,412

On January 21, 2025, Moderna exercised an option to receive additional services under the Agreement on a time and materials basis. The Company accounts for these services as a separate contract under ASC 606 and recognizes revenue as services are performed. During the three months ended March 31, 2025, the Company recognized revenue of $0.1 million, which amount is included in collaboration receivable as of March 31, 2025.

5. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accrued employee compensation and benefits	$2,345	$5,975
Accrued external research and development expenses	848	720
Accrued professional fees	950	597
Property and equipment	140	109
Other	1,482	2,658
Total	$5,765	$10,059

Accrued employee compensation and benefits as of each of March 31, 2025 and December 31, 2024 includes salary continuation and severance costs of $0.4 million related to our strategic reorganization. For additional information, refer to Note 11, Reduction in Force.

6. Leases

Office and Lab Lease

We lease our office and laboratory space under a noncancelable operating lease that expires in 2029, or the Office and Lab Lease. There have been no material changes to our Office and Lab Lease during the three months ended March 31, 2025. For additional information, refer to Note 7, Leases, to the consolidated financial statements in our 2024 Annual Report.

Seyon Lease

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

In connection with the termination of the Seyon Lease, during the three months ended March 31, 2024, we recorded a material impairment loss of non-cash charges of $45.8 million in an impairment of the Seyon Lease right-of-use asset, $6.2 million in an impairment of construction in progress, and the write-off of $3.9 million in tenant improvement allowance receivable from the Landlord. In addition, during the three months ended March 31, 2024, we recognized $1.0 million in accretion and other related expenses, which resulted in a $56.9 million loss on termination of lease in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024.

During the three months ended March 31, 2025, we recognized $1.1 million in accretion and other related expenses. Accretion and other related expenses will continue to be recognized in loss on lease termination in our condensed consolidated statements of operations and comprehensive loss. After the Court’s preliminary injunction ruling in January 2025, we began making monthly payments to the Landlord. During the three months ended March 31, 2025, we paid $7.1 million to the Landlord, which included $4.9 million due from July through December 2024.

As of March 31, 2025 and December 31, 2024, we have not met the criteria to extinguish the lease liability pursuant to ASC 405 Liabilities. Accordingly, we had a total operating lease liability related to the Seyon Lease of $58.5 million and $63.1 million as of March 31, 2025 and December 31, 2024, respectively, of which $3.4 million and $7.1 million were included in current liabilities on our consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. Additionally, in accordance with ASC 450 Contingencies, we have assessed the probability of realizing a material loss contingency for the potential losses, including obligations to pay any future variable lease costs, under the Seyon Lease. Based on this assessment, we have determined that it is not probable that we will be obligated to pay any such material amounts.

For additional information, refer to Note 9 Commitments and Contingencies.

7. Equity

As of March 31, 2025, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

In August 2024, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $237.0 million. As of the issuance date of these condensed consolidated financial statements, we have not issued and sold any shares of our common stock pursuant to the August 2024 sales agreement.

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

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Stock Incentive Plan, or the 2020 Plan, and, together with the 2017 Plan, the Plans, which became effective on June 11, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2020 Plan is the sum of (1) 2,547,698 shares; plus (2) the number of shares (up to a maximum of 7,173,014 shares) as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan on June 11, 2020 and (y) the number of shares of common stock subject to outstanding awards granted under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on such date, and (ii) an amount determined by the board of directors. In January 2025, the number of shares of common stock authorized for issuance under the 2020 Plan was increased from 19,462,688 shares to 22,141,904 shares. Upon the effectiveness of the 2020 Plan, we ceased granting additional awards under the 2017 Plan.

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

As of March 31, 2025, 700,090 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

Grant of stock options

During the three months ended March 31, 2025, we granted time-based options to certain employees for the purchase of an aggregate of 3,681,752 shares of common stock with a weighted average grant date fair value of $0.77 per share that vest over a weighted average period of approximately four years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock authorized for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 1,302,157 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2025, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased from 2,777,974 shares to 3,447,778 shares. As of March 31, 2025, 2,698,529 shares remained available for issuance under the 2020 ESPP.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development expenses	$714	$1,521
General and administrative expenses	1,297	2,479
Total	$2,011	$4,000

As of March 31, 2025, total unrecognized compensation cost related to unvested time-based stock options and restricted stock units was $10.3 million, with $9.4 million expected to be recognized over a weighted average period of 2.5 years and $0.9 million expected to be recognized over a weighted average period of 1.8 years.

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. On February 20, 2024, the Landlord served us with a complaint, filed in the Court with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against the Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, the Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by the Landlord. On January 21, 2025, the Court granted the Landlord’s motion for preliminary injunction and ordered us to pay, until further notice, monthly amounts equal to the rent and other charges that would have been due to the Landlord under the Seyon Lease had it not been terminated. On February 14, 2025, we filed a notice of appeal of the Court’s preliminary injunction ruling and our appeal is pending before the Massachusetts Appeals Court. On March 28, 2025, we filed a petition for direct appellate review with the Massachusetts Supreme Judicial Court. We are continuing to make monthly payments under the Seyon Lease during the pendency of the appeal. We will continue to vigorously defend the action and prosecute our counterclaims against the Landlord with respect to this matter. As a result, we may continue to incur costs and expenses relating to this facility, and we may remain responsible for payments under the Seyon Lease, which may have a material adverse effect on our business, results of operations or financial condition.

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

	March 31,
	2025	2024
Unvested restricted stock units	225,341	497,121
Stock options to purchase common stock	16,041,622	12,514,950
Total	16,266,963	13,012,071

11. Reduction in Force

In January 2025, our management and board of directors approved a reduction in force, or the January 2025 RIF, to support our new focus on applying our ctLNP delivery technology to develop siRNA therapeutics to silence disease-driving targets in T cells. In connection with the January 2025 RIF, affected employees are eligible to receive one-time severance benefits, including cash severance, temporary healthcare coverage, to the extent they are eligible for and elect such coverage, and transition support services, subject to each such employee entering into an effective separation agreement, which will include a general release of claims against us. We also offered a retention bonus to certain affected employees if such employees remain in continuous employment with us through their respective separation dates and execute a general release of claims against us. Retention amounts are expensed as services are performed.

During the three months ended March 31, 2025, we recorded $0.6 million of restructuring expenses related to the January 2025 RIF in our condensed consolidated statements of operation and comprehensive loss, of which $0.4 million was classified as research and development expense and $0.2 million was classified as general and administrative expense. During the three months ended March 31, 2024, we recorded $0.3 million of restructuring expenses in our condensed consolidated statements of operation and comprehensive loss, all of which was classified as general and administrative expense, and related to our prior strategic reorganization that commenced in November 2023 and was completed during the second quarter of 2024, or the November 2023 RIF.

Below is a summary of accrued restructuring costs recorded and included in accrued expenses and other current liabilities on our condensed consolidated balance sheets:

(in thousands)	Payroll-Related Costs	Stock-Based Compensation	Total
Balance at December 31, 2024	$446	$—	$446
Restructuring expenses	618	13	631
Cash payments	(690)	—	(690)
Non-cash expenses	—	(13)	(13)
Adjustments	(5)	—	(5)
Balance at March 31, 2025	$369	$—	$369

12. Reportable Segments

Our Chief Executive Officer is our chief operating decision maker, or CODM and we operate as one reportable segment related to the research and development of therapeutics that can deliver siRNA, leveraging our ctLNP delivery system, to T cells. The measure of segment profit or loss is the Company’s consolidated net loss.

Resource allocation decisions are based on the best use of our resources to advance our ctLNP delivery system with the goal of selecting and advancing a drug candidate into clinical development. These decisions are informed by our cash resources, reflected in the balance of cash, cash equivalents and marketable securities on our consolidated balance sheets, forecasted financial results, the actual results included in our consolidated balance sheets, consolidated statements of operations and comprehensive loss, and significant segment expenses included in the table below.

Significant segment revenues and expenses include the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue:
Collaboration revenue	$8,723	$4,059

Operating expenses:
Personnel-related	8,947	6,735
Preclinical and manufacturing	3,489	3,296
Facilities-related	4,753	5,757
Stock-based compensation	2,011	4,000
Lab supplies	803	915
Consulting and professional services	3,234	2,598
Loss on lease termination	1,138	56,930
Other (1)	954	1,462
Total operating expenses	25,329	81,693
Loss from operations	(16,606)	(77,634)
Other income:
Other income and interest income, net	1,804	3,093
Net Loss	$(14,802)	$(74,541)
(1)	Other segment items include depreciation, amortization, license fees and other costs. Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 were $1.1 million and $1.3 million, respectively, and are included in facilities-related and other segment operating expenses.

All collaboration revenue recognized to date which has been entirely in connection to our License and Collaboration Agreement with Moderna and long-lived assets are attributable solely to our operations in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. It should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our consolidated financial statements and related notes appearing in our 2024 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, in our 2024 Annual Report and in the other documents filed with the SEC, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Selective and potent siRNA delivery to T cells opens a broad landscape of protein targets to address T cell-driven autoimmune disease indications, including targets that are undruggable or poorly drugged by conventional modalities. We intend to build a portfolio of therapeutic candidates for T cell-driven autoimmune indications, selecting those with a strong link to protein target biology, high unmet need, a clear clinical/regulatory pathway, and path to demonstrate clinical superiority. We are prioritizing protein target selection for these indications based on the following:

-targets in T cells that are undruggable or poorly drugged with conventional modalities;

-well-characterized biology;

-superiority of mechanism of action (selective delivery and intracellular knockdown); and

-clear target engagement in early clinical development.

We expect to announce the target and indication of our lead T cell-selective LNP-siRNA program for autoimmune disease by mid-year 2025. We expect to submit our investigational new drug, or IND, application for our lead program in the second half of 2026.

We are collaborating with Moderna under a Collaboration and License Agreement, or the Collaboration Agreement, entered into in March 2023 to develop treatments for certain diseases by targeting delivery of nucleic acids to liver cells and certain cells outside of the liver. Under the Collaboration Agreement, we and Moderna have agreed to collaborate on preclinical research programs relating to lipid nanoparticle, or LNP, delivery systems and nucleic acid payloads, with each party obtaining certain rights to intellectual property used in and arising out of such research programs.

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

Historically, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop. For the three months ended March 31, 2025 and 2024, we reported net losses of $14.8 million and $74.5 million, respectively. As of March 31, 2025, we had an accumulated deficit of $717.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditures into the second half of 2027. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. See “—Liquidity and Capital Resources”.

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

Loss on lease termination

Loss on lease termination consists of expenses recognized for the impairment of the right-of-use asset and construction in progress, the write-off of the related tenant improvement allowance receivable, accretion and other related expenses in connection with the termination of our lease for a manufacturing facility in Waltham, Massachusetts, or the Seyon Lease.

Other income and interest income, net

Other income and interest income, net consists of interest income earned on our invested cash balances and miscellaneous income and expenses unrelated to our core operations.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	2025 vs. 2024
Revenues:
Collaboration revenue	$8,723	$4,059	$4,664
Operating expenses:
Research and development	15,357	14,335	1,022
General and administrative	8,834	10,428	(1,594)
Loss on lease termination	1,138	56,930	(55,792)
Total operating expenses	25,329	81,693	(56,364)
Loss from operations	(16,606)	(77,634)	61,028
Other income:
Other income and interest income, net	1,804	3,093	(1,289)
Net loss	$(14,802)	$(74,541)	$59,739

Collaboration revenue

During the three months ended March 31, 2025, we recognized $8.7 million in collaboration revenue, compared to $4.1 million for the three months ended March 31, 2024. The increase in collaboration revenue of $4.7 million during the three months ended March 31, 2025 was primarily due to $5.3 million of additional revenue related to a change in the total estimated research services due to revisions in the research plan, partially offset by decreased reimbursable activity. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreement.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	2025 vs. 2024
Personnel-related	$5,637	$3,722	$1,915
Facilities-related	3,611	3,531	80
Preclinical and manufacturing	3,489	3,296	193
Stock-based compensation	714	1,521	(807)
Lab supplies	803	915	(112)
Consulting and professional services	363	387	(24)
License fees	17	89	(72)
Other	723	874	(151)
Total research and development expenses	$15,357	$14,335	$1,022

Research and development expenses were $15.4 million for the three months ended March 31, 2025, compared to $14.3 million for the three months ended March 31, 2024. The increase in personnel-related costs of $1.9 million was driven primarily by an employee tax credit in the first quarter of 2024 that did not recur in the first quarter of 2025 as well as severance expenses, partially offset by a decrease in headcount. The decrease in stock-based compensation costs of $0.8 million was driven primarily by decreased headcount.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	2025 vs. 2024
Personnel-related	$3,310	$3,013	$297
Stock-based compensation	1,297	2,479	(1,182)
Facilities-related	1,142	2,226	(1,084)
Consulting and professional services	2,871	2,211	660
Other	214	499	(285)
Total general and administrative expenses	$8,834	$10,428	$(1,594)

General and administrative expenses were $8.8 million for the three months ended March 31, 2025, compared to $10.4 million for the three months ended March 31, 2024. The decrease in stock-based compensation costs of $1.2 million was driven primarily by decreased headcount. The decrease in facilities-related costs of $1.1 million was driven primarily by the termination of the Seyon Lease in in the first quarter of 2024. The increase in consulting and professional services of $0.7 million was driven primarily by higher legal fees and recruiting expenses.

Loss on lease termination

During the three months ended March 31, 2025, we recognized a non-cash charge of $1.1 million in accretion and other related expenses in connection with the termination of the Seyon Lease. During the three months ended March 31, 2024, we recognized a non-cash charge of $56.9 million in connection with the termination of the Seyon Lease which included impairments of $45.8 million on the right-of-use asset and $6.2 million on construction in progress, a write-off of $3.9 million in tenant improvement allowance receivable from the landlord and $1.0 million in accretion and other related expenses.

Other income and interest income, net

Other income and interest income, net for the three months ended March 31, 2025 was $1.8 million as compared to $3.1 million for the three months ended March 31, 2024. The decrease in other income and interest income, net during the three months ended March 31, 2025 was primarily due to decreases in interest yields and invested cash balances.

Liquidity and Capital Resources

Sources of Liquidity

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

Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock, sales of convertible preferred stock and sales of common stock in underwritten public offerings, “at-the-market” offerings and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In August 2024, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $237.0 million. As of the date of this Quarterly Report, we have not issued and sold any shares of our common stock pursuant to the August 2024 sales agreement. As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $157.6 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(28,360)	$(31,697)
Net cash provided by (used in) investing activities	2,957	(553)
Net cash used in financing activities	(7)	(125)
Net decrease in cash, cash equivalents and restricted cash	$(25,410)	$(32,375)

Operating activities

During the three months ended March 31, 2025, operating activities used $28.4 million of cash, primarily resulting from our net loss of $14.8 million and the net changes in our operating assets and liabilities of $16.9 million, partially offset by net non-cash charges of $3.3 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2025 consisted of a $7.3 million decrease in deferred revenue, a $7.1 million decrease of operating lease liabilities due primarily to payments for the Seyon Lease, a $3.7 million decrease of accrued expense and other current liabilities and accounts payable, due primarily to payments of accrued employee bonus, partially offset by a $0.9 million decrease in operating lease right-of-use assets and a $0.5 million decrease in prepaid expenses and other current assets.

During the three months ended March 31, 2024, operating activities used $31.7 million of cash, primarily resulting from our net loss of $74.5 million and the net changes in our operating assets and liabilities of $17.1 million and offset by the net of non-cash charges of $59.9 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2024 consisted of a $4.1 million decrease of deferred revenue, a $1.1 million decrease in operating lease right of-use assets, a $0.9 million increase in prepaid expenses and other current assets, a $10.3 million decrease of accrued expense and other current liabilities and accounts payable and a $2.9 million decrease in operating lease liability.

Changes in deferred revenue relate to the recognition of revenue for consideration allocated to research activities performed under our Collaboration Agreement with Moderna. Changes in prepaid expenses and other current assets and accrued expenses and other current liabilities and accounts payable are generally due to the timing of employee compensation and vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2025, net cash provided by investing activities was $3.0 million, primarily due to $45.0 million in maturities of marketable securities, partially offset by purchases of marketable securities of $41.8 million. During the three months ended March 31, 2024, net cash used in investing activities was $0.6 million, due to purchases of marketable securities of $86.6 million and property and equipment of $1.9 million during the period, partially offset by $88.0 million in maturities of marketable securities.

Financing activities

During the three months ended March 31, 2025, net cash used in financing activities was less than $0.1 million, consisting of payments for repurchases of common stock for employee tax withholdings. During the three months ended March 31, 2024, net cash used in financing activities was $0.1 million, consisting of payments for repurchase of common stock for employee tax withholdings.

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

In July 2021, we entered into the Seyon Lease for a manufacturing facility in Waltham, Massachusetts. On January 31, 2024, we notified the Landlord of termination of the Seyon Lease due to the Landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the Landlord, effective January 31, 2024. On February 20, 2024, the Landlord served us with a complaint, filed in Massachusetts Superior Court, or the Court, with respect to the Seyon Lease. The complaint seeks declaratory judgment that we unlawfully terminated the Seyon Lease and also asserts a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against the Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, the Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by the Landlord. On January 21, 2025, the Court granted the Landlord’s motion for preliminary injunction and ordered us to pay, until further notice, monthly amounts equal to the rent and other charges that would have been due to the Landlord under the Seyon Lease had it not been terminated. On February 14, 2025, we filed a notice of appeal of the Court’s preliminary injunction ruling and our appeal is pending before the Massachusetts Appeals Court. On March 28, 2025, we filed a petition for direct appellate review with the Massachusetts Supreme Judicial Court. We are continuing to make monthly payments under the Seyon Lease during the pendency of the appeal. We will continue to vigorously defend the action and prosecute our counterclaims against the Landlord with respect to this matter.

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

See the “Risk Factors” section of this Quarterly Report and in our 2024 Annual Report for additional risks associated with our substantial capital requirements.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable securities of $106.7 million as of March 31, 2025. We did not record any impairment charges to our marketable securities during the three months ended March 31, 2025. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are generally invested in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. As of March 31, 2025, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a $0.4 million decrease to the fair value of our holdings. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures  as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of material legal proceedings, see Note 9. Commitments and Contingencies—Legal Proceedings in Part I, Item 1, Financial Statements of this Quarterly Report.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our 2024 Annual Report, which could materially affect our business, financial condition, or future results.

Item 5. Other Information.

Director and Officer Trading Arrangements

The following table describes, for the period covered by this Quarterly Report, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”):

Name	Title	Action taken	Date	Shares to be sold	Expiration Date
Kevin Conway	Chief Financial Officer	Adopted	January 28, 2025	111,397	May 29, 2026

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: May 7, 2025	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Kevin Conway
Kevin Conway
Chief Financial Officer
(Principal Financial and Accounting Officer)