Form 10-Q
period 2025-06-30
Generation Bio Co.
filed 2025-08-12
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025 there were 6,735,544 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the outcome of our exploration of strategic alternatives and our ability to consummate any such transaction;
●	our strategic restructuring announced in August 2025 and our ability to achieve the anticipated savings from the planned reduction in force;
●	our estimates regarding expenses, future revenue, capital requirements, need for additional financing and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the potential achievement of milestones and receipt of payments under our collaboration with ModernaTX, Inc., or Moderna;
●	the potential advantages of our technologies;
●	the initiation, timing, progress and results of our research and development programs and preclinical studies and clinical trials;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for any product candidates we may develop;
●	our plans to develop and, if approved, subsequently commercialize any product candidates we may develop;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the impact of government laws and regulations;
●	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or may become available; and
●	our ability to maintain and establish collaborations or obtain additional funding.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$49,094	$76,301
Marketable securities	92,269	108,922
Collaboration receivable	256	1,224
Prepaid expenses and other current assets	3,883	6,456
Total current assets	145,502	192,903
Property and equipment, net	13,296	15,293
Operating lease right-of-use assets	18,415	20,310
Restricted cash	2,152	2,152
Other long-term assets	67	539
Total assets	$179,432	$231,197
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,232	$1,408
Accrued expenses and other current liabilities	5,872	10,059
Deferred revenue	1,514	10,582
Operating lease liabilities	9,752	13,006
Total current liabilities	19,370	35,055
Deferred revenue, net of current portion	30,389	29,161
Operating lease liabilities, net of current portion	75,572	80,554
Other liabilities, net of current portion	—	223
Total liabilities	125,331	144,993
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2025 and December 31, 2024; 6,733,413 and 6,697,197 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	792,866	789,089
Accumulated other comprehensive income	4	159
Accumulated deficit	(738,770)	(703,045)
Total stockholders’ equity	54,101	86,204
Total liabilities and stockholders’ equity	$179,432	$231,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Collaboration revenue	$765	$4,091	$9,488	$8,150
Operating expenses:
Research and development	15,499	16,388	30,856	30,723
General and administrative	7,668	9,515	16,502	19,943
Loss on lease termination	514	1,497	1,652	58,427
Total operating expenses	23,681	27,400	49,010	109,093
Loss from operations	(22,916)	(23,309)	(39,522)	(100,943)
Other income:
Other income and interest income, net	1,993	2,877	3,797	5,970
Net loss	$(20,923)	$(20,432)	$(35,725)	$(94,973)
Net loss per share, basic and diluted	$(3.12)	$(3.07)	$(5.33)	$(14.29)
Weighted average common shares outstanding, basic and diluted	6,703,586	6,653,100	6,701,928	6,648,232

Comprehensive loss:
Net loss	$(20,923)	$(20,432)	$(35,725)	$(94,973)
Other comprehensive loss:
Unrealized losses on marketable securities	(81)	(83)	(155)	(554)
Comprehensive loss	$(21,004)	$(20,515)	$(35,880)	$(95,527)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2025	6,700,850	$1	$791,093	$85	$(717,847)	$73,332
Vesting of restricted common stock	2,831	—	(1)	—	—	(1)
Issuance of common stock under ESPP	29,732	—	81	—	—	81
Stock-based compensation expense	—	—	1,693	—	—	1,693
Unrealized losses on marketable securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(20,923)	(20,923)
Balances at June 30, 2025	6,733,413	$1	$792,866	$4	$(738,770)	$54,101

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2024	6,647,910	$1	$778,105	$(197)	$(645,918)	$131,991
Issuance of common stock upon exercise of stock options	1,283	—	18	—	—	18
Vesting of restricted common stock	5,477	—	(31)	—	—	(31)
Issuance of common stock under ESPP	15,602	—	247	—	—	247
Stock-based compensation expense	—	—	3,697	—	—	3,697
Unrealized losses on marketable securities	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(20,432)	(20,432)
Balances at June 30, 2024	6,670,272	$1	$782,036	$(280)	$(666,350)	$115,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	6,697,197	$1	$789,089	$159	$(703,045)	$86,204
Vesting of restricted common stock	6,484	—	(8)	—	—	(8)
Issuance of common stock under ESPP	29,732	—	81	—	—	81
Stock-based compensation expense	—	—	3,704	—	—	3,704
Unrealized losses on marketable securities	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	(35,725)	(35,725)
Balances at June 30, 2025	6,733,413	$1	$792,866	$4	$(738,770)	$54,101

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	6,620,555	$1	$774,230	$274	$(571,377)	$203,128
Issuance of common stock upon exercise of stock options	1,283	—	18	—	—	18
Vesting of restricted common stock	32,832	—	(156)	—	—	(156)
Issuance of common stock under ESPP	15,602	—	247	—	—	247
Stock-based compensation expense	—	—	7,697	—	—	7,697
Unrealized losses on marketable securities	—	—	—	(554)	—	(554)
Net loss	—	—	—	—	(94,973)	(94,973)
Balances at June 30, 2024	6,670,272	$1	$782,036	$(280)	$(666,350)	$115,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,725)	$(94,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on lease termination	1,652	58,427
Stock-based compensation expense	3,704	7,697
Depreciation and amortization expense	2,270	2,575
Accretion of discount on marketable securities, net	(1,881)	(4,443)
Other	(139)	123
Changes in operating assets and liabilities:
Collaboration receivable	968	(1,337)
Prepaid expenses and other current assets	2,732	(465)
Operating lease right-of-use assets	1,895	1,913
Other noncurrent assets	472	64
Accounts payable	893	154
Accrued expenses and other current liabilities	(3,457)	(9,755)
Deferred revenue	(7,840)	(6,812)
Other noncurrent liabilities	(223)	—
Operating lease liabilities	(10,509)	(6,400)
Net cash used in operating activities	(45,188)	(53,232)
Cash flows from investing activities:
Purchases of property and equipment	(705)	(1,932)
Proceeds from sale of property and equipment	234	104
Purchases of marketable securities	(51,621)	(86,635)
Maturities of marketable securities	70,000	100,000
Net cash provided by investing activities	17,908	11,537
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP, net	81	265
Tax withholding payments related to net share settlements of restricted stock units	(8)	(156)
Net cash provided by financing activities	73	109
Net decrease in cash, cash equivalents and restricted cash	(27,207)	(41,586)
Cash, cash equivalents and restricted cash at beginning of period	78,453	72,237
Cash, cash equivalents and restricted cash at end of period	$51,246	$30,651
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$39
Property and equipment exchanged for prepaid expenses	$50	$—
Unrealized losses on marketable securities	$(155)	$(554)

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$49,094	$28,499
Restricted cash	2,152	2,152
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$51,246	$30,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Generation Bio Co., or Generation Bio, was incorporated on October 21, 2016 as Torus Therapeutics, Inc. and subsequently changed its name to Generation Bio Co. Generation Bio Co. and its consolidated subsidiary, or the company, we, our or us, are working to change what’s possible for people living with T cell-driven autoimmune diseases. Our strategy has been to discover, develop, and commercialize redosable therapeutics that reprogram T cells in vivo to reduce or eliminate the production and persistence of autoreactive T cells, which erroneously recognize and attack the body’s own tissues, causing autoimmune disease. We are headquartered in Cambridge, Massachusetts.

In August 2025, we announced we are implementing a strategic restructuring that will occur in phases, beginning in mid-August 2025 and concluding at the end of October 2025, resulting in an approximately 90% reduction in workforce, or the Reduction, and have commenced the exploration of strategic alternatives focused on maximizing shareholder value. TD Cowen has agreed to act as our financial advisor in connection with the exploration of strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in our pursuing a transaction or that any acquisition or other transaction involving us will be completed, nor as to the terms on which any acquisition or other transaction will occur, if at all.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock, sales of convertible preferred stock, and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with ModernaTX, Inc., or Moderna. We have incurred recurring losses, including net losses of $35.7 million for the six months ended June 30, 2025 and $95.0 million for the six months ended June 30, 2024. As of June 30, 2025 we had an accumulated deficit of $738.8 million. We expect to continue to generate operating losses in the foreseeable future. As of the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

We will need to obtain additional funding through public or private equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements if we do not consummate a strategic transaction. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into additional collaborative or strategic alliances or licensing arrangements. The terms of any financing may adversely affect the holdings or the rights of our stockholders. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or programs. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, pipeline expansion or commercialization efforts, which could adversely affect our business prospects. Although management will continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations when needed or at all.

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

Reverse Stock Split

On July 18, 2025, we filed a certificate of amendment to our amended and restated certificate of incorporation to effect a 1-for-10 reverse stock split of our issued and outstanding common stock, without any change to par value, which became effective on July 21, 2025.

All share and per share amounts of our common stock and equity awards have been retroactively adjusted in this Quarterly Report to give effect to the reverse stock split for all periods presented.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC, or our 2024 Annual Report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024 have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or any other period.

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

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

As of June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$92,265	$22	$(18)	$92,269

As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$108,763	$159	$—	$108,922

Our marketable securities as of June 30, 2025 consisted of investments that mature within one year.

We assess our available-for-sale securities under the available-for-sale security impairment model in ASC 326 Financial Instruments - Credit Losses, as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on our available-for-sale securities is the result of a credit loss. We also evaluate our available-for-sale securities for impairment using a variety of factors including our intent to sell the underlying securities prior to maturity and whether it is more likely than not that we would be required to sell the securities before the recovery of their amortized basis. During the three and six months ended June 30, 2025 and 2024, we did not recognize any impairment or realized gains or losses on sales of available-for-sale securities, and we did not record an allowance for, or recognize, any expected credit losses.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at June 30, 2025 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$41,588	$—	$—	$41,588
Marketable securities:
U.S. Treasury securities	—	92,269	—	92,269
Totals	$41,588	$92,269	$—	$133,857

	Fair Value Measurements at December 31, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$46,802	$—	$—	$46,802
Marketable securities:
U.S. Treasury securities	—	108,922	—	108,922
Totals	$46,802	$108,922	$—	$155,724

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

In addition, in connection with the execution of the Collaboration Agreement, we entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Moderna, pursuant to which we issued and sold 585,937 shares of our common stock to Moderna, at a price of $61.40 per share, for an aggregate purchase price of $36.0 million, which closed concurrently with the execution of the Collaboration Agreement, and resulted in Moderna becoming a related party. Under the Share Purchase Agreement, Moderna has the right, subject to certain terms and conditions, to purchase up to 3.06% of the outstanding shares of our common stock (on a post-closing basis) in connection with a future equity financing of at least $25.0 million by us.

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

In the first quarter of 2025, we recorded additional revenue related to a change in estimate due to revisions in the research plan. The change in estimate resulted in a $3.5 million decrease in the allocated transaction price, and a $5.3 million increase in collaboration revenue, with a corresponding decrease in deferred revenue, and a $0.78 decrease in net loss per share, basic and diluted, for the first quarter of 2025.

The following table provides a summary of the transaction price allocated to each unit of account, in addition to revenue activity during the period:

	Transaction Price Allocated	Revenue Recognized During	Revenue Recognized During	Deferred Revenue
	as of	Three Months Ended	Six Months Ended	as of
Performance Obligations (in thousands)	June 30, 2025	June 30, 2025	June 30, 2025	June 30, 2025
ctLNP technology and research license	$37,048	$698	$9,327	$1,514
First liver program commercialization option license	4,940	—	—	4,885
Second liver program commercialization option license	4,940	—	—	4,885
First non-liver program commercialization option license	8,256	—	—	8,164
Second non-liver program commercialization option license	8,256	—	—	8,164
Third liver or non-liver program commercialization option license	4,340	—	—	4,291
Total	$67,780	$698	$9,327	$31,903

The following table presents the balance of our collaboration receivable and contract liabilities related to the Collaboration Agreement:

	Balance at			Balance at
(in thousands)	December 31, 2024	Additions	Deductions	June 30, 2025
Collaboration receivable	$1,224	$1,487	$(2,522)	$189
Contract liabilities:
Deferred revenue	$39,743	$1,487	$(9,327)	$31,903

On January 21, 2025, Moderna exercised an option to receive additional services under the Agreement on a time and materials basis. The Company accounts for these services as a separate contract under ASC 606 and recognizes revenue as services are performed. During the three and six months ended June 30, 2025, the Company recognized revenue of $0.1 million and $0.2 million, respectively, of which $0.1 million is included in collaboration receivable as of June 30, 2025.

5. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Accrued employee compensation and benefits	$2,846	$5,975
Accrued external research and development expenses	1,604	720
Accrued professional fees	960	597
Property and equipment	—	109
Other	462	2,658
Total	$5,872	$10,059

Accrued employee compensation and benefits as of each of June 30, 2025 and December 31, 2024 includes salary continuation and severance costs of less than $0.1 million and $0.4 million, respectively, related to our strategic reorganization. For additional information, refer to Note 11, Reduction in Force.

6. Leases

Office and Lab Lease

We lease our office and laboratory space under a noncancelable operating lease that expires in 2029, or the Office and Lab Lease. There have been no material changes to our Office and Lab Lease during the three or six months ended June 30, 2025. For additional information, refer to Note 7, Leases, to the consolidated financial statements in our 2024 Annual Report.

Seyon Lease

In July 2021, we entered into a lease agreement for a manufacturing facility in Waltham, Massachusetts, or the Seyon Lease. The Seyon Lease commenced in December 2021, when we were granted access to the facility and monthly rent payments began in September 2022, and the total rent payment was expected to be approximately $104.3 million for the 12-year lease term. We had an option to extend the Seyon Lease term for two additional terms of five years each at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability. In connection with the Seyon Lease, we provided a security deposit of $3.6 million in the form of a letter of credit. We paid an initial monthly base rent of approximately $0.4 million that increased annually, up to a monthly base rent of $0.6 million. We were obligated to pay operating costs, taxes and utilities applicable to the facility. We were responsible for costs of constructing interior improvements within the facility that exceed a construction allowance of $26.0 million provided by Waltham CenterPoint I Investment Group, LLC, or the Landlord. On January 31, 2024, we notified the Landlord of termination of the Seyon Lease due to the Landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the Landlord, effective January 31, 2024. On February 20, 2024, the Landlord served us with a complaint, filed in Massachusetts Superior Court, or the Court, with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. As of December 31, 2024, the Landlord had collected $3.6 million from our security deposit in lieu of monthly payments and had fully utilized such deposit.

In connection with the termination of the Seyon Lease, in the first quarter of 2024, we recorded a material impairment loss of non-cash charges of $45.8 million in an impairment of the Seyon Lease right-of-use asset, $6.2 million in an impairment of construction in progress, and the write-off of $3.9 million in tenant improvement allowance receivable from the Landlord. In addition, during the three and six months ended June 30, 2024, we recognized $1.5 million and $2.5 million, respectively, in accretion and other related expenses. Accordingly, during the three and six months ended June 30, 2024, we recognized a loss on termination of lease of $1.5 million and $58.4 million, respectively, in our condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2025, we recognized $0.5 million and $1.7 million, respectively, in accretion and other related expenses in loss on termination of lease in our condensed consolidated statements of operations and comprehensive loss. Accretion and other related expenses will continue to be recognized in loss on lease termination in our condensed consolidated statements of operations and comprehensive loss. After the Court’s preliminary injunction ruling in January 2025, we began making monthly payments to the Landlord. During the six months ended June 30, 2025, we paid $9.4 million to the Landlord, which included $4.9 million due from July through December 2024.

As of June 30, 2025 and December 31, 2024, we had not met the criteria to extinguish the lease liability pursuant to ASC 405 Liabilities. Accordingly, we had a total operating lease liability related to the Seyon Lease of $57.7 million and $63.1 million as of June 30, 2025 and December 31, 2024, respectively, of which $3.6 million and $7.1 million were included in current liabilities on our consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. Additionally, in accordance with ASC 450 Contingencies, we have assessed the probability of realizing a material loss contingency for the potential losses, including obligations to pay any future variable lease costs, under the Seyon Lease. Based on this assessment, we determined that it was not probable that we would be obligated to pay any such material amounts.

In August 2025, we entered into a memorandum of understanding with the Landlord. Pursuant to the memorandum, we agreed to pay the Landlord a lump sum of $31.0 million and that upon payment of the settlement amount, we and the Landlord will grant each other mutual general releases and the litigation will be dismissed with prejudice. As a result of this settlement, we anticipate that we will meet the criteria to extinguish the lease liability pursuant to ASC 405 Liabilities in the third quarter of 2025. For additional information, refer to Note 9 Commitments and Contingencies.

7. Equity

As of June 30, 2025, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

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

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Stock Incentive Plan, or the 2020 Plan, and, together with the 2017 Plan, the Plans, which became effective on June 11, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2020 Plan is the sum of (1) 254,769 shares; plus (2) the number of shares (up to a maximum of 717,301 shares) as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2017 Plan that remained available for grant under the 2017 Plan on June 11, 2020 and (y) the number of shares of common stock subject to outstanding awards granted under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of common stock outstanding on such date, and (ii) an amount determined by the board of directors. In January 2025, the number of shares of common stock authorized for issuance under the 2020 Plan was increased from 1,946,268 shares to 2,214,190 shares. Upon the effectiveness of the 2020 Plan, we ceased granting additional awards under the 2017 Plan.

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

As of June 30, 2025, 93,455 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

2025 Inducement Plan

In April 2025, the talent committee of our board of directors adopted the 2025 Inducement Stock Incentive Plan, or the Inducement Plan. Pursuant to the terms of the Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to persons who (a) were not previously our employee or director or (b) are commencing employment with us following a bona fide period of nonemployment. A total of 125,000 shares of the Company’s common stock were made available for issuance under the Inducement Plan. As of June 30, 2025, no shares have been granted under the Inducement Plan.

Grant of stock options

During the six months ended June 30, 2025, we granted time-based options to certain employees for the purchase of an aggregate of 416,975 shares of common stock with a weighted average grant date fair value of $7.20 per share that vest over a weighted average period of approximately 2.2 years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock authorized for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 130,215 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2025, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased to 344,777 shares. As of June 30, 2025, 240,120 shares remained available for issuance under the 2020 ESPP.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development expenses	$664	$1,411	$1,378	$2,932
General and administrative expenses	1,029	2,286	2,326	4,765
Total	$1,693	$3,697	$3,704	$7,697

As of June 30, 2025, total unrecognized compensation cost related to unvested time-based stock options and restricted stock units was $8.3 million, with $7.6 million expected to be recognized over a weighted average period of 2.5 years and $0.7 million expected to be recognized over a weighted average period of 1.6 years.

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. On February 20, 2024, the Landlord served us with a complaint, filed in the Court with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against the Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, the Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by the Landlord. On January 21, 2025, the Court granted the Landlord’s motion for preliminary injunction and ordered us to pay, until further notice, monthly amounts equal to the rent and other charges that would have been due to the Landlord under the Seyon Lease had it not been terminated. On February 14, 2025, we filed a notice of appeal of the Court’s preliminary injunction ruling and our appeal is pending before the Massachusetts Appeals Court. On March 28, 2025, we filed a petition for direct appellate review with the Massachusetts Supreme Judicial Court. In August 2025, we entered into a memorandum of understanding with the Landlord. Pursuant to the memorandum, we agreed to pay the Landlord a lump sum of $31.0 million and that upon payment of the settlement amount, we and the Landlord will grant each other mutual general releases and the litigation will be dismissed with prejudice.

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

	June 30,
	2025	2024
Unvested restricted stock units	18,361	42,099
Stock options to purchase common stock	1,581,661	1,304,185
Total	1,600,022	1,346,284

11. Reduction in Force

In January 2025, our management and board of directors approved a reduction in force, or the January 2025 RIF, to support our new focus on applying our ctLNP delivery technology to develop siRNA therapeutics to silence disease-driving targets in T cells. In connection with the January 2025 RIF, affected employees were eligible to receive one-time severance benefits, including cash severance, temporary healthcare coverage, to the extent they were eligible for and elected such coverage, and transition support services, subject to each such employee entering into an effective separation agreement, which included a general release of claims against us. We also offered a retention bonus to certain affected employees if such employees remain in continuous employment with us through their respective separation dates and execute a general release of claims against us. Retention amounts are expensed as services are performed.

During the three and six months ended June 30, 2025, we recorded less than $0.1 million and $0.6 million of restructuring expenses, respectively, related to the January 2025 RIF in our condensed consolidated statements of operation and comprehensive loss. Of these amounts, less than $0.1 million and $0.4 million, respectively, were classified as research and development expense and less than $0.1 million and $0.2 million were classified as general and administrative expense, respectively. During the three and six months ended June 30, 2024, we recorded $0.1 million and $0.4 million of restructuring expenses, respectively, in our condensed consolidated statements of operation and comprehensive loss, all of which was classified as general and administrative expense, and related to our prior strategic reorganization that commenced in November 2023 and was completed during the second quarter of 2024, or the November 2023 RIF.

Below is a summary of accrued restructuring costs recorded and included in accrued expenses and other current liabilities on our condensed consolidated balance sheets, for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
(in thousands)	Payroll-Related Costs	Stock-Based Compensation	Total
Balance at March 31, 2025	$369	$—	$369
Restructuring expenses	12	—	12
Cash payments	(348)	—	(348)
Adjustments	(17)	—	(17)
Balance at June 30, 2025	$16	$—	$16

	Six Months Ended June 30, 2025
(in thousands)	Payroll-Related Costs	Stock-Based Compensation	Total
Balance at December 31, 2024	$446	$—	$446
Restructuring expenses	630	13	643
Cash payments	(1,038)	—	(1,038)
Non-cash expenses	—	(13)	(13)
Adjustments	(22)	—	(22)
Balance at June 30, 2025	$16	$—	$16

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

Significant segment revenues and expenses include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue:
Collaboration revenue	$765	$4,091	$9,488	$8,150

Operating expenses:
Personnel-related	6,808	8,146	15,755	14,881
Preclinical and manufacturing	4,684	4,327	8,173	7,623
Facilities-related	4,648	4,881	9,401	10,638
Stock-based compensation	1,693	3,697	3,704	7,697
Lab supplies	1,263	742	2,066	1,657
Consulting and professional services	3,133	2,898	6,367	5,496
Loss on lease termination	514	1,497	1,652	58,427
Other (1)	938	1,212	1,892	2,674
Total operating expenses	23,681	27,400	49,010	109,093
Loss from operations	(22,916)	(23,309)	(39,522)	(100,943)
Other income:
Other income and interest income, net	1,993	2,877	3,797	5,970
Net Loss	$(20,923)	$(20,432)	$(35,725)	$(94,973)
(1)	Other segment items include depreciation, amortization, license fees and other costs. Depreciation and amortization expense for the three and six months ended June 30, 2025 were $1.2 million and $2.3 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2024 were $1.3 million and $2.6 million, respectively, and such amounts are included in facilities-related and other segment operating expenses.

All collaboration revenue recognized to date which has been entirely in connection to our License and Collaboration Agreement with Moderna and long-lived assets are attributable solely to our operations in the United States.

13. Subsequent Event

Litigation settlement

In August 2025, we entered into a memorandum of understanding with the Landlord. Pursuant to the memorandum, we agreed to pay the Landlord a lump sum of $31.0 million and that upon payment of the settlement amount, we and the Landlord will grant each other mutual general releases and the litigation will be dismissed with prejudice. As a result of this settlement, we anticipate that we will meet the criteria to extinguish the lease liability pursuant to ASC 405 Liabilities in the third quarter of 2025.

Reduction in Force

In August 2025, we announced we have commenced the exploration of strategic alternatives focused on maximizing shareholder value. We intend to maintain our core research and development capabilities as we engage in the strategic alternatives review process. The company is implementing a strategic restructuring that will occur in phases, beginning in mid-August 2025 and concluding at the end of October 2025, resulting in an approximately 90% reduction in workforce. We expect to incur costs of approximately $12.0 million to $15.0 million related to the Reduction, primarily consisting of severance and retention payments and employee benefit costs. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Reduction. The costs related to the Reduction are expected to be substantially incurred in the third and fourth quarters of 2025. The estimated costs that we expect to incur, the estimated savings we expect to achieve and the estimated timing to complete the Reduction and for the incurrence of the costs are subject to a number of assumptions, and actual results may differ materially from these estimates.

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

Overview

We are a biotechnology company working to change what’s possible for people living with T cell-driven autoimmune diseases. The Company is developing redosable therapeutics that reprogram T cells in vivo to reduce or eliminate the production and persistence of autoreactive T cells, which erroneously recognize and attack the body’s own tissues, causing autoimmune diseases.

In August 2025, we announced we have commenced the exploration of strategic alternatives focused on maximizing shareholder value. Alternatives that may be explored include, but are not limited to, an acquisition, merger, business combination, sale of assets, or other strategic transactions. TD Cowen has agreed to act as our financial advisor in connection with the exploration of strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in our pursuing a transaction or that any acquisition or other transaction involving us will be completed, nor as to the terms on which any acquisition or other transaction will occur, if at all.

Generation Bio intends to maintain its core research and development capabilities as it engages in the strategic alternatives review process.  The company is implementing a strategic restructuring that will occur in phases, beginning in mid-August 2025 and concluding at the end of October 2025, resulting in an approximately 90% reduction in workforce. We expect to incur costs of approximately $12.0 million to $15.0 million related to the Reduction, primarily consisting of severance and retention payments and employee benefit costs. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Reduction. The costs related to the Reduction are expected to be substantially incurred in the third and fourth quarters of 2025. The estimated costs that we expect to incur, the estimated savings we expect to achieve and the estimated timing to complete the Reduction and for the incurrence of the costs are subject to a number of assumptions, and actual results may differ materially from these estimates.

Other Recent Events

Reverse Stock Split

On July 18, 2025, we filed a certificate of amendment to our amended and restated certificate of incorporation to effect a 1-for-10 reverse stock split of our issued and outstanding common stock, without any change to par value, which became effective on July 21, 2025.

All share and per share amounts of our common stock and equity awards have been retroactively adjusted in this Quarterly Report to give effect to the reverse stock split for all periods presented.

Nasdaq Compliance

On February 24, 2025, we received written notification from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, that, because the closing bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market, pursuant to Nasdaq Listing Rule 5450(a)(1). Following the reverse stock split described above, on August 5, 2025, we received a formal notification from Nasdaq confirming that we have regained compliance with Nasdaq Listing Rule 5450(a)(1).

Litigation settlement

In July 2021, we entered into a lease agreement for a manufacturing facility in Waltham, Massachusetts, or the Seyon Lease. On January 31, 2024, we notified Waltham CenterPoint I Investment Group, LLC, or the Landlord, of our termination of the Seyon Lease due to the Landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the Landlord, effective January 31, 2024. On February 20, 2024, the Landlord served us with a complaint, filed in the Massachusetts Superior Court, or the Court, with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against the landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, the Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by the Landlord. On January 21, 2025, the Court granted the Landlord’s motion for preliminary injunction and ordered us to pay, until further notice, monthly amounts equal to the rent and other charges that would have been due to the Landlord under the Seyon Lease had it not been terminated. On February 14, 2025, we filed a notice of appeal of the Court’s preliminary injunction ruling and our appeal is pending before the Massachusetts Appeals Court.  In August 2025, we entered into a memorandum of understanding with the Landlord. Pursuant to the memorandum, we agreed to pay the Landlord a lump sum of $31.0 million and, that upon payment of the settlement amount, we and the Landlord will grant each other mutual general releases and the litigation will be dismissed with prejudice.

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

In connection with the Collaboration Agreement, we entered into a Share Purchase Agreement with Moderna, pursuant to which we issued and sold 585,937 shares of our common stock to Moderna, at a price of $61.40 per share, for an aggregate purchase price of $36.0 million. In addition, under the Share Purchase Agreement, Moderna has the right, subject to certain terms and conditions, to purchase up to 3.06% of the outstanding shares of our common stock (on a post-closing basis) in connection with a future equity financing of at least $25.0 million by us. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreement.

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

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenues:
Collaboration revenue	$765	$4,091	$(3,326)	$9,488	$8,150	$1,338
Operating expenses:
Research and development	15,499	16,388	(889)	30,856	30,723	133
General and administrative	7,668	9,515	(1,847)	16,502	19,943	(3,441)
Loss on lease termination	514	1,497	(983)	1,652	58,427	(56,775)
Total operating expenses	23,681	27,400	(3,719)	49,010	109,093	(60,083)
Loss from operations	(22,916)	(23,309)	393	(39,522)	(100,943)	61,421
Other income:
Other income and interest income, net	1,993	2,877	(884)	3,797	5,970	(2,173)
Net loss	$(20,923)	$(20,432)	$(491)	$(35,725)	$(94,973)	$59,248

Collaboration revenue

During the three months ended June 30, 2025, we recognized $0.8 million in collaboration revenue, compared to $4.1 million for the three months ended June 30, 2024. During the six months ended June 30, 2025, we recognized $9.5 million in collaboration revenue, compared to $8.2 million for the six months ended June 30, 2024. The decrease in collaboration revenue during the three months ended June 30, 2025, was primarily due to decreased reimbursable activity under our Collaboration Agreement with Moderna. The increase in collaboration revenue for the six months ended June 30, 2025, was primarily due to $5.3 million of additional revenue recorded in the first quarter of 2025 related to a change in the total estimated research services due to revisions in the research plan, partially offset by decreased reimbursable activity. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreement.

Research and development expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Personnel-related	$4,279	$5,049	$(770)	$9,916	$8,771	$1,145
Facilities-related	3,459	3,479	(20)	7,070	7,010	60
Preclinical and manufacturing	4,684	4,327	357	8,173	7,623	550
Stock-based compensation	664	1,411	(747)	1,378	2,932	(1,554)
Lab supplies	1,263	742	521	2,066	1,657	409
Consulting and professional services	411	418	(7)	774	805	(31)
License fees	5	97	(92)	22	186	(164)
Other	734	865	(131)	1,457	1,739	(282)
Total research and development expenses	$15,499	$16,388	$(889)	$30,856	$30,723	$133

Research and development expenses were $15.5 million for the three months ended June 30, 2025, compared to $16.4 million for the three months ended June 30, 2024. The decrease in personnel-related costs of $0.8 million was driven primarily by a decrease in headcount. The decrease in stock-based compensation costs of $0.7 million was driven primarily by decreased headcount and a lower fair value of stock-based awards due to a lower stock price. The increase in lab supplies cost of $0.5 million was driven primarily by increased purchases of lab supplies related to our research.

Research and development expenses were $30.9 million for the six months ended June 30, 2025, compared to $30.7 million for the six months ended June 30, 2024. The increase in personnel-related costs of $1.1 million was driven primarily by an employee tax credit in the first quarter of 2024 that did not recur in 2025 as well as severance expenses incurred in the first quarter of 2025, partially offset by a decrease in headcount. The decrease in stock-based compensation costs of $1.6 million was driven primarily by decreased headcount and a lower fair value of stock-based awards due to a lower stock price.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Personnel-related	$2,529	$3,097	$(568)	$5,839	$6,110	$(271)
Stock-based compensation	1,029	2,286	(1,257)	2,326	4,765	(2,439)
Facilities-related	1,189	1,402	(213)	2,331	3,628	(1,297)
Consulting and professional services	2,722	2,480	242	5,593	4,691	902
Other	199	250	(51)	413	749	(336)
Total general and administrative expenses	$7,668	$9,515	$(1,847)	$16,502	$19,943	$(3,441)

General and administrative expenses were $7.7 million for the three months ended June 30, 2025, compared to $9.5 million for the three months ended June 30, 2024. The decrease in stock-based compensation costs of $1.3 million was primarily driven by decreased headcount and a lower fair value of stock-based awards due to a lower stock price. The decrease in personnel-related costs of $0.6 million was driven primarily by a decrease in headcount.

General and administrative expenses were $16.5 million for the six months ended June 30, 2025, compared to $19.9 million for the six months ended June 30, 2024. The decrease in stock-based compensation costs of $2.4 million was primarily driven by decreased headcount and a lower fair value of stock-based awards due to a lower stock price. The decrease in facilities-related costs of $1.3 million was driven primarily by the termination of the Seyon Lease in the first quarter of 2024 and due to a change in the proportion of our facility being assigned for general and administrative purposes. The increase in consulting and professional services of $0.9 million was driven primarily by higher legal fees and recruiting expenses.

Loss on lease termination

During the three and six months ended June 30, 2025, we recognized a non-cash charge of $0.5 million and $1.7 million, respectively, in accretion and other related expenses in connection with the termination of the Seyon Lease. During the three and six months ended June 30, 2024, we recognized a non-cash charge of $1.5 million and $58.4 million, respectively, in connection with the termination of the Seyon Lease. The non-cash charge recognized during the six months ended June 30, 2024 included impairments of $45.8 million on the right-of-use asset and $6.2 million on construction in progress, a write-off of $3.9 million in tenant improvement allowance receivable from the landlord and $2.5 million in accretion and other related expenses.

Other income and interest income, net

Other income and interest income, net for the three and six months ended June 30, 2025 was $2.0 million and $3.8 million, respectively, as compared to $2.9 million and $6.0 million for the three and six months ended June 30, 2024. The decrease in other income and interest income, net during the three and six months ended June 30, 2025 was primarily due to decreases in interest yields and invested cash balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We would expect to incur significant expenses and operating losses for the foreseeable future if we decide to continue our research activities and development of our programs and technologies. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We expect that any revenue recognized for the next several years will be derived primarily from our current collaboration with Moderna and any additional collaborations that we may enter into in the future.

Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock, sales of convertible preferred stock and sales of common stock in underwritten public offerings, “at-the-market” offerings and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In August 2024, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $237.0 million. As of the date of this Quarterly Report, we have not issued and sold any shares of our common stock pursuant to the August 2024 sales agreement. As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $141.4 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(45,188)	$(53,232)
Net cash provided by investing activities	17,908	11,537
Net cash provided by financing activities	73	109
Net decrease in cash, cash equivalents and restricted cash	$(27,207)	$(41,586)

Operating activities

During the six months ended June 30, 2025, operating activities used $45.2 million of cash, primarily resulting from our net loss of $35.7 million and the net changes in our operating assets and liabilities of $15.1 million, partially offset by net non-cash charges of $5.6 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2025 consisted of a $10.5 million decrease of operating lease liabilities due primarily to payments for the Seyon Lease and our office and lab space lease, a $7.8 million decrease in deferred revenue, a $2.6 million decrease of accrued expense and other current liabilities and accounts payable, due primarily to payments of accrued employee bonus, partially offset by a $2.7 million decrease in prepaid expenses and other current assets, primarily due to the receipt of the employee retention credit refund, a $1.9 million decrease in operating lease right-of-use assets and a $1.0 million decrease in collaboration receivable.

During the six months ended June 30, 2024, operating activities used $53.2 million of cash, primarily resulting from our net loss of $95.0 million and the net changes in our operating assets and liabilities of $22.6 million and offset by the net of non-cash charges of $64.4 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2024 consisted of a $1.3 million increase in collaboration receivable, a $6.8 million decrease of deferred revenue, a $1.9 million decrease in operating lease right-of-use assets, a $0.5 million increase in prepaid expenses and other current assets, a $9.6 million decrease of accrued expense and other current liabilities and accounts payable and a $6.4 million decrease in operating lease liability.

Changes in deferred revenue relate to the recognition of revenue for consideration allocated to research activities performed under our Collaboration Agreement with Moderna. Changes in prepaid expenses and other current assets and accrued expenses and other current liabilities and accounts payable are generally due to the timing of employee compensation and vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2025, net cash provided by investing activities was $17.9 million, primarily due to $70.0 million in maturities of marketable securities, partially offset by purchases of marketable securities of $51.6 million and property and equipment of $0.7 million during the period. During the six months ended June 30, 2024, net cash provided by investing activities was $11.5 million, primarily due to $100.0 million in maturities of marketable securities offset by purchases of marketable securities of $86.6 million and property and equipment of $1.9 million during the period.

Financing activities

During the six months ended June 30, 2025, net cash provided by financing activities was $0.1 million, consisting of $0.1 million in proceeds from employee stock option exercises and sales of common stock in connection to our 2020 Employee Stock Purchase Plan, offset by less than $0.1 million in payments for repurchases of common stock for employee tax withholdings. During the six months ended June 30, 2024, net cash provided by financing activities was $0.1 million, consisting of $0.3 million in proceeds from employee stock option exercises and sales of common stock in connection to our 2020 Employee Stock Purchase Plan, offset by $0.2 million in payments for repurchases of common stock for employee tax withholdings.

Funding requirements

We expect our expenses would increase substantially in connection with our ongoing activities, if we decide to advance preclinical activities and initiate clinical trials for our product candidates in development. The timing and amount of our operating expenditures will depend largely on:

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

In August 2025, we agreed to pay the Landlord a lump sum of $31.0 million in settlement of our litigation with respect to the Seyon Lease.

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditures for the foreseeable future. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital if and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Although we may receive potential future payments under our collaboration with Moderna, we do not have any committed external source of funds. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources if we do not consummate a strategic transaction. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, granting liens over our assets, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. Any debt financing or additional equity that we raise may contain terms that could adversely affect the holdings or the rights of our common stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable securities of $92.3 million as of June 30, 2025. We did not record any impairment charges to our marketable securities during the three or six months ended June 30, 2025. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are generally invested in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. As of June 30, 2025, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a $0.2 million decrease in the fair value of our holdings. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of material legal proceedings, see Note 9. Commitments and Contingencies—Legal Proceedings in Part I, Item 1, Financial Statements of this Quarterly Report.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our 2024 Annual Report, which could materially affect our business, financial condition, or future results. Other than as reflected in the following updated risk factors, there has been no material change from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to Our Evaluation of Strategic Alternatives

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In August 2025, we announced that we have commenced the exploration of strategic alternatives focused on maximizing shareholder value. We plan to explore potential strategic alternatives including, but not limited to, an offer for or other acquisition of the company, merger, business combination, or other transaction. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize shareholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased shareholder value or that we will make any cash distributions to our shareholders.

The process of evaluating these strategic options may be very costly, time-consuming and complex and we expect to incur significant costs related to this evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets and our public listing.

Further, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business.

Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining shareholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our shareholders.

If we are not successful in identifying a strategic alternative or if our plans are not executed in a timely fashion, this may cause reputational harm with our shareholders and the value of our shares may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our business could cause our share price to fluctuate significantly.

Even if we successfully consummate any transaction from our strategic evaluation, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential business combination or any other result from our pursuit of strategic alternatives, are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner and our ability to generate future shareholder value. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

●	increased near-term and long-term expenditures;
●	exposure to unknown liabilities;
●	higher than expected acquisition or integration costs;
●	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
●	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
●	inability to retain key employees of our company or any acquired business; and
●	possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a phased reduction in force that will reduce our workforce by approximately 90% starting in mid-August 2025, or the Reduction. We intend to implement the Reduction in a manner to at least initially maintain our core research and development capabilities while we engage in the strategic alternatives review process. The strategic review process is supported by our experience at the board of directors, executive management, and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel successfully, and if we are unable to do so, we are at risk of a disruption to our exploration and consummation of a strategic alternative.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected.

In August 2025, our board of directors determined to implement a strategic restructuring that will include a phased reduction in force that will reduce our workforce by approximately 90% starting in mid-August 2025, and will ultimately discontinue or drastically reduce our research and development operations. We intend to implement the Reduction in a manner to at least initially maintain our core research and development capabilities while we engage in a strategic alternatives review process. We expect to conduct the Reduction in phases during the third and fourth quarter of 2025. We may incur additional costs in connection with the Reduction that are not currently contemplated due to events that may occur as a result of, or that are associated with, the Reduction. The costs related to the Reduction are expected to be substantially incurred in the third and fourth quarters of 2025. The estimated costs that we expect to incur and the estimated timing to complete the Reduction and for the incurrence of the costs are subject to a number of assumptions, and actual results may differ materially from these estimates.

We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in retention of our remaining employees.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the Securities and Exchange Commission. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our cash resources and our ability to consummate a potential strategic transaction.

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K) during the quarterly period covered by this Quarterly Report.

Costs Associated with Exit or Disposal Activities

Generation Bio intends to maintain its core research and development capabilities as it engages in the strategic alternatives review process. The company is implementing a strategic restructuring that will occur in phases, beginning in mid-August 2025 and concluding at the end of October 2025, resulting in an approximately 90% reduction in workforce.

We expect to incur costs of approximately $12.0 million to $15.0 million related to the Reduction, primarily consisting of severance and retention payments and employee benefit costs. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Reduction. The costs related to the Reduction are expected to be substantially incurred in the third and fourth quarters of 2025. The estimated costs that we expect to incur and the estimated timing to complete the Reduction and for the incurrence of the costs are subject to a number of assumptions, and actual results may differ materially from these estimates.

Departure of Directors or Certain Officers; Compensatory Arrangements of Certain Officers

As part of the Reduction described above in Item 2.05, we have agreed with each of Antoinette Paone, our Chief Operating Officer, and Phillip Samayoa, our Chief Scientific Officer, that their employment will terminate effective as of October 31, 2025 (the “October 31 Separation Date”), and with Kevin Conway, our Chief Financial Officer, that his employment will terminate effective as of March 31, 2026 (the “March 31 Separation Date,” and together with the October 31 Separation Date, the “Separation Dates”). Subject to each executive’s execution of a general release agreement, we expect to pay each of the executives the severance benefits provided for in the severance plan benefits agreements to which they are parties with the Company and to pay a retention payment to each if they remain with the Company through their applicable Separation Date. We expect the retention payments will equal approximately $0.1 million, $0.1 million, and $0.3 million for Ms. Paone, Dr. Samayoa and Mr. Conway, respectively.

The foregoing description of the Separation Agreements is qualified in its entirety by reference to the full text of the Separation Agreements, copies of which we intend to file as exhibits to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1+*	2025 Inducement Stock Incentive Plan

10.2+*	Form of Nonstatutory Stock Option Agreement under 2025 Inducement Stock Incentive Plan

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: August 12, 2025	By:	/s/ Geoff McDonough
Geoff McDonough, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Kevin Conway
Kevin Conway
Chief Financial Officer
(Principal Financial and Accounting Officer)