Form 10-Q
period 2025-09-30
Generation Bio Co.
filed 2025-11-05
CIK 1733294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025 there were 6,737,899 shares of Common Stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

●	the outcome of our exploration of strategic alternatives and our ability to consummate any such transaction;
●	our strategic restructuring announced in August 2025 and our ability to achieve the anticipated savings from the reduction in force and related actions;
●	our estimates regarding expenses, future revenue, capital requirements, and the period over which we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the potential achievement of milestones and receipt of payments under our collaboration with ModernaTX, Inc., or Moderna;
●	the potential advantages of our technologies;
●	our expectations regarding our ability to obtain and maintain intellectual property protection;
●	our intellectual property position;
●	the impact of government laws and regulations; and
●	our ability to maintain existing collaborations.

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

Generation Bio Co.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Generation Bio Co.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$21,940	$76,301
Marketable securities	67,682	108,922
Collaboration receivable	391	1,224
Assets held for sale	1,070	163
Prepaid expenses and other current assets	2,379	6,293
Total current assets	93,462	192,903
Property and equipment, net	8,853	15,293
Operating lease right-of-use assets	17,429	20,310
Restricted cash	2,152	2,152
Other long-term assets	—	539
Total assets	$121,896	$231,197
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,064	$1,408
Accrued expenses and other current liabilities	12,475	10,059
Deferred revenue	149	10,582
Operating lease liabilities	6,352	13,006
Total current liabilities	21,040	35,055
Deferred revenue, net of current portion	30,552	29,161
Operating lease liabilities, net of current portion	19,744	80,554
Other liabilities, net of current portion	—	223
Total liabilities	71,336	144,993
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized and no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2025 and December 31, 2024; 6,735,676 and 6,697,197 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	794,841	789,089
Accumulated other comprehensive income	8	159
Accumulated deficit	(744,290)	(703,045)
Total stockholders’ equity	50,560	86,204
Total liabilities and stockholders’ equity	$121,896	$231,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Collaboration revenue	$1,594	$7,554	$11,082	$15,704
Operating expenses:
Research and development	21,630	15,088	52,486	45,811
General and administrative	12,162	9,181	28,664	29,124
(Gain) loss on lease termination	(25,490)	1,169	(23,838)	59,596
Total operating expenses	8,302	25,438	57,312	134,531
Loss from operations	(6,708)	(17,884)	(46,230)	(118,827)
Other income:
Other income and interest income, net	1,188	2,571	4,985	8,541
Net loss	$(5,520)	$(15,313)	$(41,245)	$(110,286)
Net loss per share, basic and diluted	$(0.82)	$(2.29)	$(6.14)	$(16.57)
Weighted average common shares outstanding, basic and diluted	6,735,454	6,673,846	6,713,226	6,656,832

Comprehensive loss:
Net loss	$(5,520)	$(15,313)	$(41,245)	$(110,286)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	4	599	(151)	45
Comprehensive loss	$(5,516)	$(14,714)	$(41,396)	$(110,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2025	6,733,413	$1	$792,866	$4	$(738,770)	$54,101
Vesting of restricted common stock	2,263	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	1,977	—	—	1,977
Unrealized gains on marketable securities	—	—	—	4	—	4
Net loss	—	—	—	—	(5,520)	(5,520)
Balances at September 30, 2025	6,735,676	$1	$794,841	$8	$(744,290)	$50,560

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2024	6,670,272	$1	$782,036	$(280)	$(666,350)	$115,407
Issuance of common stock upon exercise of stock options	968	—	13	—	—	13
Vesting of restricted common stock	4,109	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	3,752	—	—	3,752
Unrealized gains on marketable securities	—	—	—	599	—	599
Net loss	—	—	—	—	(15,313)	(15,313)
Balances at September 30, 2024	6,675,349	$1	$785,785	$319	$(681,663)	$104,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	6,697,197	$1	$789,089	$159	$(703,045)	$86,204
Vesting of restricted common stock	8,747	—	(10)	—	—	(10)
Issuance of common stock under ESPP	29,732	—	81	—	—	81
Stock-based compensation expense	—	—	5,681	—	—	5,681
Unrealized losses on marketable securities	—	—	—	(151)	—	(151)
Net loss	—	—	—	—	(41,245)	(41,245)
Balances at September 30, 2025	6,735,676	$1	$794,841	$8	$(744,290)	$50,560

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	6,620,555	$1	$774,230	$274	$(571,377)	$203,128
Issuance of common stock upon exercise of stock options	2,251	—	31	—	—	31
Vesting of restricted common stock	36,941	—	(172)	—	—	(172)
Issuance of common stock under ESPP	15,602	—	247	—	—	247
Stock-based compensation expense	—	—	11,449	—	—	11,449
Unrealized gains on marketable securities	—	—	—	45	—	45
Net loss	—	—	—	—	(110,286)	(110,286)
Balances at September 30, 2024	6,675,349	$1	$785,785	$319	$(681,663)	$104,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(41,245)	$(110,286)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on lease termination	(23,838)	59,085
Stock-based compensation expense	5,681	11,449
Depreciation and amortization expense	3,674	3,755
Accretion of discount on marketable securities, net	(2,577)	(6,312)
Losses on property and equipment, net	1,911	84
Changes in operating assets and liabilities:
Collaboration receivable	833	(2,212)
Prepaid expenses and other current assets	3,914	694
Operating lease right-of-use assets	2,881	2,799
Other noncurrent assets	539	(2,840)
Accounts payable	725	(79)
Accrued expenses and other current liabilities	3,201	(9,526)
Deferred revenue	(9,042)	(12,154)
Other noncurrent liabilities	(223)	—
Operating lease liabilities	(44,302)	(7,236)
Net cash used in operating activities	(97,868)	(72,779)
Cash flows from investing activities:
Purchases of property and equipment	(705)	(2,023)
Proceeds from sale of property and equipment	475	149
Purchases of marketable securities	(66,334)	(115,881)
Maturities of marketable securities	110,000	142,000
Net cash provided by investing activities	43,436	24,245
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP, net	81	278
Tax withholding payments related to net share settlements of restricted stock units	(10)	(172)
Net cash provided by financing activities	71	106
Net decrease in cash, cash equivalents and restricted cash	(54,361)	(48,428)
Cash, cash equivalents and restricted cash at beginning of period	78,453	72,237
Cash, cash equivalents and restricted cash at end of period	$24,092	$23,809
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$47
Property and equipment exchanged for prepaid expenses	$50	$—
Unrealized gains (losses) on marketable securities	$(151)	$45

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$21,940	$21,657
Restricted cash	2,152	2,152
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$24,092	$23,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

Generation Bio Co.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business and Basis of Presentation

Generation Bio Co., or Generation Bio, was incorporated on October 21, 2016 as Torus Therapeutics, Inc. and subsequently changed its name to Generation Bio Co. Generation Bio Co. and its consolidated subsidiary, or the company, we, our or us, were historically working to change what’s possible for people living with T cell-driven autoimmune diseases. We are headquartered in Cambridge, Massachusetts.

In August 2025, we announced the implementation of a strategic restructuring to occur in phases, beginning in mid-August 2025, which resulted in an approximately 90% reduction in workforce by the end of October 2025, or the Reduction, and commenced the exploration of strategic alternatives focused on maximizing shareholder value. There can be no assurance that the exploration of strategic alternatives will result in our pursuing a transaction or that any acquisition or other transaction involving us will be completed, nor as to the terms on which any acquisition or other transaction will occur, if at all. If the strategic process is unsuccessful, our board of directors may decide to pursue a dissolution and liquidation.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock, sales of convertible preferred stock, and sales of common stock in underwritten public offerings, “at-the-market” offerings, and in a private placement, as well as collaboration revenue under our collaboration with ModernaTX, Inc., or Moderna. We have incurred recurring losses, including net losses of $41.2 million for the nine months ended September 30, 2025 and $110.3 million for the nine months ended September 30, 2024. As of September 30, 2025 we had an accumulated deficit of $744.3 million. We expect to continue to generate operating losses in the foreseeable future. As of the issuance date of these condensed consolidated financial statements, we expect that our cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months.

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

Unaudited interim financial information

The condensed consolidated balance sheet as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K that was most recently filed with the SEC, or our 2024 Annual Report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024 have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or any other period.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our 2024 Annual Report.

Recently issued accounting pronouncements

In December 2023, the FASB issued its final standard to improve income tax disclosures. This standard, issued as ASU 2023-09, requires public business entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update is effective for us as of and for the year ended December 31, 2025. We anticipate that the adoption of ASU 2023-09 will expand our income tax footnote disclosures, including a more detailed effective tax rate reconciliation.

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

3. Marketable Securities and Fair Value Measurements

The following tables present our marketable securities by security type:

As of September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$67,674	$8	$—	$67,682

As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities	$108,763	$159	$—	$108,922

Our marketable securities as of September 30, 2025 consisted of investments that mature within one year.

We assess our available-for-sale securities under the available-for-sale security impairment model in ASC 326 Financial Instruments - Credit Losses, as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on our available-for-sale securities is the result of a credit loss. We also evaluate our available-for-sale securities for impairment using a variety of factors including our intent to sell the underlying securities prior to maturity and whether it is more likely than not that we would be required to sell the securities before the recovery of their amortized basis. During the three and nine months ended September 30, 2025 and 2024, we did not recognize any impairment or realized gains or losses on sales of available-for-sale securities, and we did not record an allowance for, or recognize, any expected credit losses.

The following tables present our assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques that we utilized to determine such fair value:

	Fair Value Measurements at September 30, 2025 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,148	$—	$—	$7,148
Marketable securities:
U.S. Treasury securities	—	67,682	—	67,682
Totals	$7,148	$67,682	$—	$74,830

	Fair Value Measurements at December 31, 2024 Using:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$46,802	$—	$—	$46,802
Marketable securities:
U.S. Treasury securities	—	108,922	—	108,922
Totals	$46,802	$108,922	$—	$155,724

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

The following table provides a summary of the transaction price allocated to each unit of account, in addition to revenue activity during the period:

	Transaction Price Allocated	Revenue Recognized During	Revenue Recognized During	Deferred Revenue
	as of	Three Months Ended	Nine Months Ended	as of
Performance Obligations (in thousands)	September 30, 2025	September 30, 2025	September 30, 2025	September 30, 2025
ctLNP technology and research license	$36,870	$1,558	$10,885	$149
First liver program commercialization option license	4,916	—	—	4,911
Second liver program commercialization option license	4,916	—	—	4,911
First non-liver program commercialization option license	8,217	—	—	8,208
Second non-liver program commercialization option license	8,217	—	—	8,208
Third liver or non-liver program commercialization option license	4,319	—	—	4,314
Total	$67,455	$1,558	$10,885	$30,701

The following table presents the balance of our collaboration receivable and contract liabilities related to the Collaboration Agreement:

	Balance at			Balance at
(in thousands)	December 31, 2024	Additions	Deductions	September 30, 2025
Collaboration receivable	$1,224	$1,843	$(2,712)	$355
Contract liabilities:
Deferred revenue	$39,743	$1,843	$(10,885)	$30,701

On January 21, 2025, Moderna exercised an option to receive additional services under the Agreement on a time and materials basis. The Company accounts for these services as a separate contract under ASC 606 and recognizes revenue as services are performed. During the three and nine months ended September 30, 2025, the Company recognized revenue of less than $0.1 million and $0.2 million, respectively, of which less than $0.1 million is included in collaboration receivable as of September 30, 2025.

5. Balance Sheet Accounts

Assets held for sale

Assets held for sale as of September 30, 2025, consist of laboratory equipment carried at the lower of the carrying amount or fair value less costs to sell. In August 2025, the Company committed to a plan to sell assets with a net book value of $2.9 million and recorded an impairment loss of $1.9 million in research and development expense during the three and nine months ended September 30, 2025, relating to the assets held for sale. The impairment loss was based on the agreed-to sales price of the assets with a third party, which we consider to be a level 2 fair value measurement.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Accrued employee compensation and benefits	$10,335	$5,975
Accrued external research and development expenses	760	720
Accrued professional fees	980	597
Property and equipment	—	109
Other	400	2,658
Total	$12,475	$10,059

Accrued employee compensation and benefits as of September 30, 2025 includes $7.1 million related to the strategic restructuring we announced in August 2025. Accrued employee compensation and benefits as of December 31, 2024 includes salary continuation and severance costs of $0.4 million related to our previous strategic reorganization. For additional information, refer to Note 11, Reductions in Force.

6. Leases

Office and Lab Lease

We lease our office and laboratory space under a noncancelable operating lease that expires in 2029, or the Office and Lab Lease. There have been no material changes to our Office and Lab Lease during the three or nine months ended September 30, 2025. For additional information, refer to Note 7, Leases, to the consolidated financial statements in our 2024 Annual Report.

Seyon Lease

In July 2021, we entered into a lease agreement for a manufacturing facility in Waltham, Massachusetts, or the Seyon Lease. The Seyon Lease commenced in December 2021, when we were granted access to the facility and monthly rent payments began in September 2022, and the total rent payment was expected to be approximately $104.3 million for the 12-year lease term. We had an option to extend the Seyon Lease term for two additional terms of five years each at the greater of the then-current base rent or the then-current fair market value. Exercise of this option was not determined to be reasonably certain and thus was not considered in determining the operating lease liability. In connection with the Seyon Lease, we provided a security deposit of $3.6 million in the form of a letter of credit. We paid an initial monthly base rent of approximately $0.4 million that increased annually, up to a monthly base rent of $0.6 million. We were obligated to pay operating costs, taxes and utilities applicable to the facility. We were responsible for costs of constructing interior improvements within the facility that exceed a construction allowance of $26.0 million provided by Waltham CenterPoint I Investment Group, LLC, or the Landlord. On January 31, 2024, we notified the Landlord of termination of the Seyon Lease due to the Landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the Landlord, effective January 31, 2024. On February 20, 2024, the Landlord served us with a complaint, filed in Massachusetts Superior Court, or the Court, with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. As of December 31, 2024, the Landlord had collected $3.6 million from our security deposit in lieu of monthly payments and had fully utilized such deposit. On August 15, 2025, we entered into a settlement agreement with the Landlord. Pursuant to the agreement, we paid the Landlord a lump sum of $31.0 million. Upon receipt of this payment, we and the Landlord granted each other mutual general releases and the litigation was dismissed with prejudice.

In connection with the termination of the Seyon Lease, in the first quarter of 2024, we recorded a material impairment loss of non-cash charges of $45.8 million in an impairment of the Seyon Lease right-of-use asset, $6.2 million in an impairment of construction in progress, and the write-off of $3.9 million in tenant improvement allowance receivable from the Landlord. In addition, during the three and nine months ended September 30, 2024, we recognized $1.2 million and $3.7 million, respectively, in accretion and other related expenses. Accordingly, during the three and nine months ended September 30, 2024, we recognized a loss on termination of lease of $1.2 million and $59.6 million, respectively, in our condensed consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2025, we recognized $0.7 million and $2.3 million, respectively, in accretion and other related expenses. Additionally, during the three and nine months ended September 30, 2025, we met the criteria to extinguish the remaining lease liability of $57.2 million in accordance with ASC 405 Liabilities upon the Landlord’s receipt of our $31.0 million payment pursuant to the settlement agreement, which resulted in the recognition of a $26.2 million gain on termination of the Seyon Lease. Accordingly, during the three and nine months ended September 30, 2025, we recognized a net gain on termination of lease of $25.5 million and $23.8 million, respectively, in our condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025, we also made cash payments of $1.5 million and $10.9 million, respectively, to the Landlord related to the Court’s preliminary injunction, including $4.9 million due from July through December 2024. For additional information, refer to Note 9 Commitments and Contingencies.

7. Equity

As of September 30, 2025, our amended and restated certificate of incorporation authorizes us to issue 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share, all of which preferred stock is undesignated.

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

As of September 30, 2025, 174,457 shares remained available for future issuance under the 2020 Plan. Shares subject to outstanding awards granted under the Plans that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right will be available for future awards under the 2020 Plan.

2025 Inducement Plan

In April 2025, the talent committee of our board of directors adopted the 2025 Inducement Stock Incentive Plan, or the Inducement Plan. Pursuant to the terms of the Inducement Plan, the Company may grant nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to persons who (a) were not previously our employee or director or (b) are commencing employment with us following a bona fide period of nonemployment. A total of 125,000 shares of the Company’s common stock were made available for issuance under the Inducement Plan. As of September 30, 2025, 112,140 shares remained available for future issuance under the Inducement Plan.

Grant of stock options

During the nine months ended September 30, 2025, we granted time-based options to certain employees for the purchase of an aggregate of 432,700 shares of common stock with a weighted average grant date fair value of $7.02 per share that vest over a weighted average period of approximately 2.0 years.

Employee stock purchase plan

In May 2020, our board of directors adopted, and in June 2020, our stockholders approved, the 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective June 11, 2020. The 2020 ESPP is administered by our board of directors or by a committee appointed by the board of directors. The number of shares of common stock authorized for issuance under the 2020 ESPP automatically increases on the first day of each fiscal year, beginning with the fiscal year that commenced on January 1, 2021 and continuing for each fiscal year until, and including the fiscal year commencing on, January 1, 2030, in an amount equal to the lowest of (1) 130,215 shares of common stock, (2) 1% of the number of shares of common stock outstanding on such date, and (3) an amount determined by the board of directors. In January 2025, the number of shares of common stock authorized for issuance under the 2020 ESPP was increased to 344,777 shares. As of September 30, 2025, 240,121 shares remained available for issuance under the 2020 ESPP.

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development expenses	$880	$1,520	$2,258	$4,452
General and administrative expenses	1,097	2,232	3,423	6,997
Total	$1,977	$3,752	$5,681	$11,449

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

Legal proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. On February 20, 2024, the Landlord served us with a complaint, filed in the Court with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against the Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On October 29, 2024, the Court determined that although we did not have the right to terminate the Seyon Lease, the Landlord’s subsequent termination was effective, and that we had alleged sufficient facts to state a claim for breach of contract and violation of Massachusetts General Law Chapter 93A by the Landlord. On January 21, 2025, the Court granted the Landlord’s motion for preliminary injunction and ordered us to pay, until further notice, monthly amounts equal to the rent and other charges that would have been due to the Landlord under the Seyon Lease had it not been terminated. On February 14, 2025, we filed a notice of appeal of the Court’s preliminary injunction ruling and on March 28, 2025, we filed a petition for direct appellate review with the Massachusetts Supreme Judicial Court. On August 15, 2025, we entered into a settlement agreement with the Landlord. Pursuant to the agreement, we paid the Landlord a lump sum of $31.0 million, after which we and the Landlord granted each other mutual general releases and the litigation was dismissed with prejudice.

10. Net Loss per Share

We have generated a net loss in all periods presented in the statements of operations and comprehensive loss, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. We excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024:

	September 30,
	2025	2024
Unvested restricted stock units	13,817	37,407
Stock options to purchase common stock	1,515,013	1,321,501
Total	1,528,830	1,358,908

11. Reductions in Force

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

During the three and nine months ended September 30, 2025, we recorded $nil and $0.6 million of restructuring expenses, respectively, related to the January 2025 RIF in our condensed consolidated statements of operation and comprehensive loss. Of the amount recorded during the nine months ended September 30, 2025, $0.4 million was classified as research and development expense and $0.2 million was classified as general and administrative expense. During the three and nine months ended September 30, 2024, we recorded less than $0.1 million and $0.4 million of restructuring expenses, respectively, in our condensed consolidated statements of operation and comprehensive loss, all of which was classified as general and administrative expense, and related to our prior strategic reorganization that commenced in November 2023 and was completed during the second quarter of 2024.

In August 2025, we commenced the exploration of strategic alternatives focused on maximizing shareholder value. We implemented the Reduction, which occurred in phases, beginning in mid-August 2025 and concluding at the end of October 2025, resulting in an approximately 90% reduction in workforce by October 31, 2025. We expect to incur total costs of approximately $12.0 million to $15.0 million related to our strategic restructuring, primarily consisting of severance and retention payments and employee benefit costs. The estimated costs that we expect to incur and the estimated savings we expect to achieve are subject to a number of assumptions, and actual results may differ materially from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, our strategic restructuring. In connection with the August 2025 restructuring, affected employees are eligible to receive one-time severance benefits, including cash severance, temporary healthcare coverage, to the extent they are eligible for and elect such coverage, and transition support services, subject to each such employee entering into an effective separation agreement, which includes a general release of claims against us. We also offered a retention bonus to certain affected employees if such employees remain in continuous employment with us through their respective separation dates and execute a general release of claims against us. Retention amounts are expensed as services are performed.

During the three and nine months ended September 30, 2025, we recorded $8.8 million of restructuring expenses related to our strategic restructuring in our condensed consolidated statements of operation and comprehensive loss of which, $4.3 million was classified as research and development expense and $4.5 million was classified as general and administrative expense.

Below is a summary of accrued restructuring costs recorded and included in accrued expenses and other current liabilities on our condensed consolidated balance sheets, for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
(in thousands)	Payroll-Related Costs	Stock-Based Compensation	Total
Balance at June 30, 2025	$16	$—	$16
Restructuring expenses	8,399	410	8,809
Cash payments	(1,327)	—	(1,327)
Non-cash expenses	—	(410)	(410)
Adjustments	(1)	—	(1)
Balance at September 30, 2025	$7,087	$—	$7,087

	Nine Months Ended September 30, 2025
(in thousands)	Payroll-Related Costs	Stock-Based Compensation	Total
Balance at December 31, 2024	$446	$—	$446
Restructuring expenses	9,029	423	9,452
Cash payments	(2,365)	—	(2,365)
Non-cash expenses	—	(423)	(423)
Adjustments	(23)	—	(23)
Balance at September 30, 2025	$7,087	$—	$7,087

12. Reportable Segments

Our Chief Executive Officer is our chief operating decision maker, or CODM and we operate as one reportable segment. The measure of segment profit or loss is the Company’s consolidated net loss.

Resource allocation decisions are based on the best use of our resources. These decisions are informed by our cash resources, reflected in the balance of cash, cash equivalents and marketable securities on our consolidated balance sheets, forecasted financial results, the actual results included in our consolidated balance sheets, consolidated statements of operations and comprehensive loss, and significant segment expenses included in the table below.

Significant segment revenues and expenses include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue:
Collaboration revenue	$1,594	$7,554	$11,082	$15,704

Operating expenses:
Personnel-related	14,587	8,062	30,342	22,943
Preclinical and manufacturing	4,737	2,904	12,910	10,527
Facilities-related (2)	6,991	4,626	16,392	15,264
Stock-based compensation	1,977	3,752	5,681	11,449
Lab supplies	736	1,120	2,802	2,777
Consulting and professional services	3,505	2,675	9,872	8,171
(Gain) loss on lease termination	(25,490)	1,169	(23,838)	59,596
Other (1)	1,259	1,130	3,151	3,804
Total operating expenses	8,302	25,438	57,312	134,531
Loss from operations	(6,708)	(17,884)	(46,230)	(118,827)
Other income:
Other income and interest income, net	1,188	2,571	4,985	8,541
Net Loss	$(5,520)	$(15,313)	$(41,245)	$(110,286)
(1)	Other segment items include depreciation, amortization, license fees and other costs. Depreciation and amortization expense for the three and nine months ended September 30, 2025 were $1.4 million and $3.7 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2024 were $1.2 million and $3.8 million, respectively, and such amounts are included in facilities-related and other segment operating expenses.
(2)	Facilities-related expenses include an impairment loss of $1.9 million on laboratory equipment classified as held for sale. For additional information, refer to Note 5, Balance Sheet Accounts.

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

Overview

We are a biotechnology company that was historically working to change what’s possible for people living with T cell-driven autoimmune diseases.

In August 2025, we commenced the exploration of strategic alternatives focused on maximizing shareholder value. Alternatives that may be explored include, but are not limited to, an acquisition, merger, business combination, sale of assets, or other strategic transactions. TD Cowen is acting as our financial advisor in connection with the exploration of strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in our pursuing a transaction or that any acquisition or other transaction involving us will be completed, nor as to the terms on which any acquisition or other transaction will occur, if at all. If the strategic process is unsuccessful, our board of directors may decide to pursue a dissolution and liquidation.

The company implemented a strategic restructuring in phases that began in mid-August 2025, resulting in an approximately 90% reduction in workforce by the end of October 2025, or the Reduction. We expect to incur costs of approximately $12.0 million to $15.0 million related to the strategic restructuring, primarily consisting of severance and retention payments and employee benefit costs. The estimated costs that we expect to incur and the estimated savings we expect to achieve are subject to a number of assumptions, and actual results may differ materially from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the strategic restructuring. The costs related to the Reduction are expected to be substantially incurred in the third and fourth quarters of 2025.

Other Recent Events

Litigation settlement

In July 2021, we entered into a lease agreement for a manufacturing facility in Waltham, Massachusetts, or the Seyon Lease. On January 31, 2024, we notified Waltham CenterPoint I Investment Group, LLC, or the Landlord, of our termination of the Seyon Lease due to the Landlord’s breach of its obligations to us under the Seyon Lease and returned possession of the premises to the Landlord, effective January 31, 2024. On February 20, 2024, the Landlord served us with a complaint, filed in the Massachusetts Superior Court, or the Court, with respect to the Seyon Lease. The complaint sought declaratory judgment that we unlawfully terminated the Seyon Lease and also asserted a claim for breach of contract damages. Following receipt of the complaint, we filed a counterclaim against the Landlord asserting breach of contract and violation of Massachusetts General Law Chapter 93A. On August 15, 2025, we entered into a settlement agreement with the Landlord. Pursuant to the agreement, we paid the Landlord a lump sum of $31.0 million. Upon receipt of this payment, we and the Landlord granted each other mutual general releases and the litigation was dismissed with prejudice.

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

The research programs are conducted pursuant to research plans and associated research budgets established by governance committees formed by the parties. Moderna reimburses us for the internal and external costs we incur in conducting the research programs, to the extent consistent with such research plans and budgets. Each party will be solely responsible for its own clinical development and commercialization of products under the Collaboration Agreement.

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

Operating expenses

Research and development expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts, and the development of our programs. Since our announcement in August 2025 to restructure our operations, we have also incurred costs related to winding down our manufacturing and research and development efforts.

Research and development expenses primarily include:

●	personnel-related costs, including salaries, benefits, stock-based compensation and severance and retention expense, for employees engaged in research and development functions;
●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs, and regulatory agency fees;
●	the cost of developing and scaling our manufacturing process and capabilities and manufacturing drug substance and drug product for use in our research and preclinical studies, including under agreements with third parties, such as consultants, contractors and contract development organizations, or CDOs;
●	laboratory supplies and research materials;
●	facilities, depreciation and amortization, impairment charges and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our external research and development expenses consist of costs that include fees and other costs paid to consultants, contractors, CDOs and CROs in connection with our research, preclinical and manufacturing activities. We do not allocate our research and development costs to specific programs because costs are deployed across multiple programs and our technologies and, as such, are not separately classified. We are not actively developing any product candidates and, in August 2025, we began to wind down activities for our research activities and development programs and technologies. We are currently in the ongoing process of exploring strategic options for our assets.

General and administrative expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, stock-based compensation and severance and retention expense, for employees engaged in executive, legal, finance and accounting and other administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services as well as direct and allocated facility-related costs. We expect our general and administrative expenses to decrease in the future due to our workforce reductions and reduced level of business activities. We expect to incur significant costs, however, related to our evaluation of strategic alternatives, including legal, accounting and advisory expenses and other related charges.

(Gain) loss on lease termination

(Gain) loss on lease termination consists of income recognized upon the settlement with the Landlord and extinguishment of our lease liability and expenses recognized for the impairment of the right-of-use asset and construction in progress, the write-off of the related tenant improvement allowance receivable, accretion and other related expenses in connection with the termination of the Seyon Lease.

Other income and interest income, net

Other income and interest income, net consists of interest income earned on our invested cash balances and miscellaneous income and expenses unrelated to our core operations.

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenues:
Collaboration revenue	$1,594	$7,554	$(5,960)	$11,082	$15,704	$(4,622)
Operating expenses:
Research and development	21,630	15,088	6,542	52,486	45,811	6,675
General and administrative	12,162	9,181	2,981	28,664	29,124	(460)
(Gain) loss on lease termination	(25,490)	1,169	(26,659)	(23,838)	59,596	(83,434)
Total operating expenses	8,302	25,438	(17,136)	57,312	134,531	(77,219)
Loss from operations	(6,708)	(17,884)	11,176	(46,230)	(118,827)	72,597
Other income:
Other income and interest income, net	1,188	2,571	(1,383)	4,985	8,541	(3,556)
Net loss	$(5,520)	$(15,313)	$9,793	$(41,245)	$(110,286)	$69,041

Collaboration revenue

During the three months ended September 30, 2025, we recognized $1.6 million in collaboration revenue, compared to $7.6 million for the three months ended September 30, 2024. During the nine months ended September 30, 2025, we recognized $11.1 million in collaboration revenue, compared to $15.7 million for the nine months ended September 30, 2024. The decrease in collaboration revenue during the three months ended September 30, 2025, was primarily due to decreased reimbursable activity under our Collaboration Agreement with Moderna. Additionally, the three months ended September 30, 2024 included additional revenue related to a change in estimate due to revisions in the research plan resulting in a reduction in the estimated timeline. The decrease in collaboration revenue for the nine months ended September 30, 2025, was primarily due to decreased reimbursable activity under our Collaboration Agreement with Moderna. For additional information on our collaboration with Moderna and the accounting thereunder, refer to Note 4, Collaboration and License Agreement.

Research and development expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Personnel-related	$8,019	$5,096	$2,923	$17,935	$13,867	$4,068
Facilities-related	5,649	3,230	2,419	12,719	10,240	2,479
Preclinical and manufacturing	4,737	2,904	1,833	12,910	10,527	2,383
Stock-based compensation	880	1,520	(640)	2,258	4,452	(2,194)
Lab supplies	736	1,120	(384)	2,802	2,777	25
Consulting and professional services	575	415	160	1,349	1,220	129
License fees	70	17	53	92	203	(111)
Other	964	786	178	2,421	2,525	(104)
Total research and development expenses	$21,630	$15,088	$6,542	$52,486	$45,811	$6,675

Research and development expenses were $21.6 million for the three months ended September 30, 2025, compared to $15.1 million for the three months ended September 30, 2024. The increase in personnel-related costs of $2.9 million was driven primarily by an increase in severance and retention costs, partially offset by a decrease in headcount. The increase in facilities-related costs of $2.4 million was driven primarily by impairment of assets held for sale in 2025 of $1.9 million. The increase in preclinical and manufacturing costs of $1.8 million was driven primarily by wind-down costs of our research projects and to a lesser extent, increased manufacturing costs prior to our decision to wind down our manufacturing and research projects. The decrease in stock-based compensation costs of $0.6 million was driven primarily by decreased headcount and a lower fair value of stock-based awards due to a lower stock price.

Research and development expenses were $52.5 million for the nine months ended September 30, 2025, compared to $45.8 million for the nine months ended September 30, 2024. The increase in personnel-related costs of $4.1 million was driven primarily by an increase in severance and retention costs and an employee tax credit in the first quarter of 2024 that did not recur, partially offset by a decrease in headcount. The increase in facilities-related costs of $2.5 million was driven primarily by impairment of assets held for sale in 2025 of $1.9 million. The increase in preclinical and manufacturing costs of $2.4 million was driven primarily by wind-down costs of our research projects and to a lesser extent, increased manufacturing costs prior to our decision to wind down our manufacturing and research projects. The decrease in stock-based compensation costs of $2.2 million was driven primarily by decreased headcount and a lower fair value of stock-based awards due to a lower stock price.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Personnel-related	$6,568	$2,966	$3,602	$12,407	$9,076	$3,331
Stock-based compensation	1,097	2,232	(1,135)	3,423	6,997	(3,574)
Facilities-related	1,342	1,396	(54)	3,673	5,024	(1,351)
Consulting and professional services	2,930	2,260	670	8,523	6,951	1,572
Other	225	327	(102)	638	1,076	(438)
Total general and administrative expenses	$12,162	$9,181	$2,981	$28,664	$29,124	$(460)

General and administrative expenses were $12.2 million for the three months ended September 30, 2025, compared to $9.2 million for the three months ended September 30, 2024. The increase in personnel-related costs of $3.6 million was driven primarily by an increase in severance and retention costs. The increase in consulting and professional services costs of $0.7 million was driven primarily by higher legal fees. The decrease in stock-based compensation costs of $1.1 million was driven primarily by decreased headcount and a lower fair value of stock-based awards due to a lower stock price.

General and administrative expenses were $28.7 million for the nine months ended September 30, 2025, compared to $29.1 million for the nine months ended September 30, 2024. The decrease in stock-based compensation costs of $3.6 million was driven primarily by decreased headcount and a lower fair value of stock-based awards due to a lower stock price. The decrease in facilities-related costs of $1.4 million was driven primarily by the termination of the Seyon Lease in the first quarter of 2024 and due to a change in the proportion of our facility being assigned for general and administrative purposes. These decreases were partially offset by an increase in personnel-related costs of $3.3 million, driven primarily by an increase in severance and retention costs, partially offset by a decrease in headcount. Additionally, the increase in consulting and professional services of $1.6 million was driven primarily by higher legal fees.

(Gain) loss on lease termination

(Gain) loss on lease termination for the three and nine months ended September 30, 2025, consisted of the gain recognized upon the extinguishment of our lease liability of $26.2 million as a result of the settlement agreement with the Landlord, partially offset by accretion and other related expenses recorded during the periods. (Gain) loss on lease termination for the three months ended September 30, 2024 consisted of accretion and other related expenses in connection with the termination of the Seyon Lease.  (Gain) loss on lease termination for the nine months ended September 30, 2024 consisted of expenses recognized for the impairment of the right-of-use asset and construction in progress, the write-off of the related tenant improvement allowance receivable, accretion and other related expenses in connection with the termination of the Seyon Lease.

Other income and interest income, net

Other income and interest income, net for the three and nine months ended September 30, 2025 was $1.2 million and $5.0 million, respectively, as compared to $2.6 million and $8.5 million for the three and nine months ended September 30, 2024. The decrease in other income and interest income, net during the three and nine months ended September 30, 2025 was primarily due to decreases in interest yields and invested cash balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We expect to continue to generate operating losses in the foreseeable future. Historically, we have funded our operations with proceeds from the sale of instruments convertible into convertible preferred stock, sales of convertible preferred stock and sales of common stock in underwritten public offerings, “at-the-market” offerings and in a private placement, as well as collaboration revenue under our collaboration with Moderna. In August 2024, we entered into an “at-the-market” sales agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $237.0 million. As of the date of this Quarterly Report, we have not issued and sold any shares of our common stock pursuant to the August 2024 sales agreement. As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $89.6 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(97,868)	$(72,779)
Net cash provided by investing activities	43,436	24,245
Net cash provided by financing activities	71	106
Net decrease in cash, cash equivalents and restricted cash	$(54,361)	$(48,428)

Operating activities

During the nine months ended September 30, 2025, operating activities used $97.9 million of cash, primarily resulting from our net loss of $41.2 million and the net changes in our operating assets and liabilities of $41.5 million. Additionally, we had net non-cash income of $15.1 million, which included a gain on lease termination of $23.8 million related to the Seyon Lease. Net changes in our operating assets and liabilities for the nine months ended September 30, 2025 consisted of a $44.3 million decrease in operating lease liabilities primarily due to the $31.0 million payment to settle the Seyon Lease and other payments for the Seyon Lease and our office and lab space lease, and a $9.0 million decrease in deferred revenue. These amounts were partially offset by a $3.9 million decrease in prepaid expenses and other current assets, primarily due to the receipt of the employee retention credit refund, and a $3.9 million increase in accounts payable and accrued expense and other current liabilities, primarily due to accrued restructuring expenses.

During the nine months ended September 30, 2024, operating activities used $72.8 million of cash, primarily resulting from our net loss of $110.3 million and the net changes in our operating assets and liabilities of $30.6 million, partially offset by net non-cash charges of $68.1 million, which included a loss on lease termination of $59.1 million related to the Seyon Lease. Net changes in our operating assets and liabilities for the nine months ended September 30, 2024 primarily consisted of a $12.2 million decrease in deferred revenue, a $9.6 million decrease in accounts payable and accrued expense and other current liabilities, and a $7.2 million decrease in operating lease liability.

Changes in deferred revenue relate to the recognition of revenue for consideration allocated to research activities performed under our Collaboration Agreement with Moderna. Changes in prepaid expenses and other current assets and accounts payable and accrued expenses and other current liabilities are generally due to the timing of employee compensation and vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $43.4 million, primarily due to $110.0 million in maturities of marketable securities and $0.5 million of proceeds from the sale of property and equipment, partially offset by purchases of marketable securities of $66.3 million and property and equipment of $0.7 million during the period. During the nine months ended September 30, 2024, net cash provided by investing activities was $24.2 million, primarily due to $142.0 million in maturities of marketable securities, partially offset by purchases of marketable securities of $115.9 million and property and equipment of $2.0 million during the period.

Financing activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $0.1 million, consisting primarily of $0.1 million in proceeds from employee stock option exercises and sales of common stock in connection to our 2020 Employee Stock Purchase Plan. During the nine months ended September 30, 2024, net cash provided by financing activities was $0.1 million, consisting of $0.3 million in proceeds from employee stock option exercises and sales of common stock in connection to our 2020 Employee Stock Purchase Plan, partially offset by $0.2 million in payments for repurchases of common stock for employee tax withholdings.

Funding requirements

We believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditures for the foreseeable future. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Although we may receive potential future payments under our collaboration with Moderna, we do not have any committed external source of funds.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. We had marketable securities of $67.7 million as of September 30, 2025. We did not record any impairment charges to our marketable securities during the three or nine months ended September 30, 2025. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a majority of our investments are generally invested in short-term securities. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the current market interest rate and the market interest rate at the date of purchase of the financial instrument. As of September 30, 2025, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a $0.1 million decrease in the fair value of our holdings. We currently do not seek to hedge this exposure to fluctuations in interest rates. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Interim President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial and accounting officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Interim President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2025, we commenced the exploration of strategic alternatives focused on maximizing shareholder value. We are exploring potential strategic alternatives which may include, but are not limited to, an offer for or other acquisition of the company, merger, business combination, or other transaction. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize shareholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased shareholder value or that we will make any cash distributions to our shareholders.

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

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented the Reduction. The strategic review process is supported by our experience at the board of directors, executive management, and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond the Reduction and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel successfully, and if we are unable to do so, we are at risk of a disruption to our exploration and consummation of a strategic alternative.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected.

In August 2025, our board of directors determined to implement a strategic restructuring that included the Reduction, and ultimately discontinued our research and development operations. We conducted the Reduction in phases during the third and fourth quarters of 2025. We may incur additional costs in connection with the Reduction that are not currently contemplated due to events that may occur as a result of, or that are associated with, the Reduction. The costs related to the Reduction are expected to be substantially incurred in the third and fourth quarters of 2025. The estimated costs that we expect to incur and the estimated timing to complete the Reduction and for the incurrence of the costs are subject to a number of assumptions, and actual results may differ materially from these estimates.

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

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our cash resources and our ability to consummate a potential strategic transaction.

Item 5. Other Information.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K) during the quarterly period covered by this Quarterly Report.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1+*	Separation Agreement, by and between the registrant and Antoinette Paone, dated August 12, 2025.

10.2+*	Separation Agreement, by and between the registrant and Phillip Samayoa, dated August 12, 2025.

10.3+*	Separation Agreement, by and between the registrant and Kevin Conway, dated August 12, 2025.

10.4+*	Consulting Agreement, by and between the registrant and Antoinette Paone, dated November 1, 2025.

10.5+*	Consulting Agreement, by and between the registrant and Phillip Samayoa, dated November 1, 2025.

10.6+*	Separation Agreement, by and between the registrant and Geoff McDonough, dated October 22, 2025.

10.7+*	Consulting Agreement, by and between the registrant and Geoff McDonough, dated November 1, 2025.

10.8+*	Retention Letter, by and between the registrant and Yalonda Howze, dated August 26, 2025.

10.9+*	Promotion Letter, by and between the registrant and Yalonda Howze, dated October 22, 2025.

10.10+*	Separation Agreement, by and between the registrant and Yalonda Howze, dated October 22, 2025.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION BIO CO.

Date: November 5, 2025	By:	/s/ Yalonda Howze
Yalonda Howze
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Kevin Conway
Kevin Conway
Chief Financial Officer
(Principal Financial and Accounting Officer)